Form 10-Q
period 1993-12-31
PIPER JAFFRAY COMPANIES INC
filed 1994-02-14
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      December 31, 1993  Commission file number   1-7421



                         PIPER JAFFRAY COMPANIES INC.
            (Exact name of Registrant as specified on its charter)



 Delaware                                                          41-1233380
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification No.)


 Piper Jaffray Tower, 222 South 9th Street, Minneapolis, Minnesota      55402
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:    (612) 342-6000




(Not Applicable)
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X     No


As of December 31, 1993, 17,587,309 shares of common stock were issued and outstanding.


                          PIPER JAFFRAY COMPANIES INC.

                                     INDEX


                                                                       Page
                                                                      Number


Part I.FINANCIAL INFORMATION


       Item 1.Financial Statements

              Consolidated Statements of Financial Condition             3

              Consolidated Statements of Income                          4

              Consolidated Statements of Cash Flows                      5

              Notes to Consolidated Financial Statements                 6


       Item 2.Management's Discussion and Analysis of
              Financial Condition and Results of Operations              8


Part II.OTHER INFORMATION

       Item 4.Submission of Matters to a Vote of Security Holders        9

       Item 6.Exhibits and Reports on Form 8-K                          10

       Signatures                                                       11

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         PIPER JAFFRAY COMPANIES INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In Thousands)

                                                  December 31,   September 30,
                                                      1993           1993
                                                   (Unaudited)

ASSETS
 Cash                                              $    18,636   $     19,884
 Receivable from other brokers and dealers              29,020         31,425
 Receivable from customers                             362,247        335,830
 Trading securities owned, at market                   101,197         77,766
 Office equipment and leasehold improvements,
  at cost, less accumulated depreciation of
  $38,333 and $36,863, respectively                     19,874         17,842
 Other assets                                           44,161         52,399

                                                   $   575,135   $    535,146

LIABILITIES AND SHAREHOLDERS' EQUITY
 Short-term borrowings                             $   136,713   $     45,554
 Checks and drafts payable                              49,582         38,683
 Payable to other brokers and dealers                   64,007         90,393
 Payable to customers                                   72,026         73,600
 Trading securities sold but not yet
 purchased, at market                                   16,285         18,187
 Employee compensation                                  44,312         74,856
 Income taxes                                            6,664          4,373
 Other accounts payable and accrued expenses            20,451         31,588
                                                       410,040        377,234
 Shareholders' equity
  Common stock, $1 par value; authorized
    40,000,000 shares; issued and outstanding
    17,587,309 and 17,530,872 shares, respectively      17,587         17,531
  Additional paid-in capital                             7,054          6,829
  Retained earnings                                    140,454        133,552
                                                       165,095        157,912
                                                   $   575,135   $    535,146


         See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                      Three Months Ended
                                                  December 31,   December 31,
                                                      1993           1992
REVENUES

Commissions                                       $    37,753    $     28,748
Profits on principal transactions                      25,912          23,260
Investment banking                                     20,662          22,308
Asset management fees                                  13,388           8,063
Interest                                                5,559           4,725
Other income                                            2,914           2,798
   Total revenues                                     106,188          89,902

EXPENSES

Employee compensation                                  66,336          55,001
Floor brokerage and clearance                           1,818           1,410
Interest                                                1,276           1,539
Occupancy and equipment                                 6,436           5,865
Communications                                          3,298           2,333
Travel and promotional                                  3,678           2,836
Other operating expenses                                6,719           6,037
   Total expenses                                      89,561          75,021

Income before income taxes                             16,627          14,881

Income taxes                                            6,651           5,952

Net income                                        $     9,976    $      8,929


Net income per common and common equivalent
  share (primary and fully diluted)               $       .55    $        .52

Weighted average number of common and common
  equivalent shares outstanding                        18,270          17,101

Dividends per share                               $      .175    $       .125




         See accompanying notes to consolidated financial statements.


                         PIPER JAFFRAY COMPANIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                  (Unaudited)
                                                      Three Months Ended
                                                  December 31,   December 31,
                                                      1993           1992

Operating activities:
  Net income                                      $    9,976     $     8,929
  Adjustments to reconcile net income to net
   cash used by operating activities:
     Depreciation and amortization                     1,470           1,156
     Deferred income taxes                              (908)            (51)
     (Increase) decrease in:
      Net receivable from customers                  (27,991)        (16,643)
      Net trading securities                         (25,333)         14,918
      Other                                           (2,965)          2,094
     Increase (decrease) in:
      Net payable to other brokers and dealers       (23,981)        (55,025)
      Checks and drafts payable                        10,899         11,923
      Employee compensation                          (30,544)        (31,931)
      Federal and state income taxes payable           3,199             385
       Net cash used by operating activities         (86,178)        (64,245)

Financing activities:
  Increase in short-term borrowings                   91,159          74,058
  Net common stock issued                                281             349
  Dividends paid                                      (3,074)         (2,140)
       Net cash provided by financing activities      88,366          72,267

  Net cash used for purchase of office
   equipment and leasehold improvements               (3,436)         (2,640)

  (Decrease) increase in cash                         (1,248)          5,382
  Cash at beginning of period                         19,884          14,017
  Cash at end of period                           $   18,636     $    19,399

  Supplemental disclosure of cash flow information
  Cash paid during the three months ended for:

   Interest                                       $    1,217     $     1,505
   Income taxes                                   $    4,361     $     5,618

         See accompanying notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended December 31, 1993


1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's Annual Report for the year ended
September 30, 1993. The results of operations for the three months ended December 31, 1993, are not necessarily indicative of the results to be expected for the year ending September 30, 1994.

The consolidated statement of financial condition as of December 31, 1993 and the other consolidated financial information for the three months ended December 31, 1993 and 1992, is unaudited, but management of the Registrant believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

Net income per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding, which includes the dilutive effect of all outstanding stock options. Prior to the quarter ended March 31, 1993, the dilutive effect of common share equivalents was not material.

All share and per share amounts have been restated to reflect the two-for-one stock split declared November 9, 1993.


2.NET CAPITAL REQUIREMENTS

(In thousands)

At December 31, 1993, the broker-dealer subsidiary's net capital under applicable regulations was $73,049 or 20% of aggregate debit balances and $65,689 in excess of the minimum required net capital.


3.INCOME TAXES

(In thousands)

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective October 1, 1993. Implementation resulted in no material effect on shareholders' equity or results of operations for the three months ended December 31, 1993.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the years in which the differences are expected to reverse. The tax effects of significant items comprising the Company's net deferred tax liability as of October 1, 1993 are as follows:

      Deferred tax liabilities:
        Partnership investments                             $   7,180
        Other                                                   1,817
                                                                8,997

      Deferred tax assets:
        Reserves not currently deductible                       6,744
        Other                                                   1,342
                                                                8,086

      Net deferred tax liability                            $     911


The provision for income tax expense for the three months ended December 31, 1993 was $6,651, of which $7,559 is current tax expense and $908 is deferred tax benefit.


4.Postretirement Benefits Other Than Pensions

(In thousands)

Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefits during the years the employee provides services. The Company offers health care benefits for substantially all of its retired employees. The Company does not incur direct out-of-pocket costs for retirees as premiums are paid solely by each retiree. The accumulated postretirement benefit obligation represents the portion of costs paid by the Company for current employees which is actuarially determined to be attributable to the cost of including retirees in the group plans.
SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to twenty years. The Company has elected to recognize this obligation of approximately $1.3 million over a period of twenty years. The Company's cash flows are not affected by implementation of the Statement, however, implementation decreased income from continuing operations for the three months ended December 31, 1993 by an immaterial amount.

The following table sets forth information as of October 1, 1993.


Accumulated postretirement benefit obligation:

   Retirees                                                   $      185
   Fully eligible plan participants                                  538
   Other active plan participants                                    588
                                                                   1,311
   Fair value of plan assets                                           0
   Accumulated postretirement benefit obligations
     in excess of plan assets                                      1,311
   Unrecognized transition obligation                              1,311
   Accrued postretirement benefit cost                        $        0



The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation as of October 1, 1993 was 10.9% to 12.9% for fiscal 1994 depending on the applicable benefit program under which the employee is covered, decreasing each successive year until it reaches 5%, after which it remains constant. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the accumulated postretirement benefit obligation as of October 1, 1993 and net postretirement health care cost by approximately 13%. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7%.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion in the Registrant's Annual Report for the year ended September 30, 1993.


OPERATIONS

Revenues for the Registrant in the quarter ended December 31, 1993 were $106.2 million, up 18% ($16.3 million) from the comparable period of the previous year. Expenses increased 19% ($14.6 million) to $89.6 million. Net income was $10.0 million, compared to $8.9 million the previous year, up 12%
($1.1 million), while net income per share was $0.55 versus $0.52 in the first quarter of fiscal 1993, an increase of 6%, due primarily to the increased dilutive effect of common share equivalents (stock options).

Increases in commission revenues, asset management fees and equity underwriting fees contributed to the increase in revenues. Mutual fund commissions for the first quarter were up 34% ($3.2 million) over the same period in fiscal year 1993. Asset management fees were up 66% ($5.3 million) from the first quarter of fiscal year 1993. Assets under management by the Registrant's asset management subsidiary, Piper Capital Management Incorporated, grew 35%
($3.3 billion), to $12.6 billion from the first quarter of last year.

Employee compensation, including broker compensation and employee incentives, increased 21% ($11.3 million) compared to the first quarter of fiscal 1993, in line with revenue and profit growth. Because of continued steady growth, additional employees have been added to support the increase in business and to allow for future growth. Overall operating expenses increased 19% over the same period last year reflecting, in part, the increased costs of personnel and branch expansion in fiscal 1993. Communications expense increased 41%
($1.0 million), primarily due to additional personnel and higher trade volumes.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant has a liquid balance sheet. Most of the Registrant's assets consist of cash and assets readily convertible into cash. Management believes that existing capital, funds from operations and current credit lines will be sufficient to finance the Registrant's business. The fluctuations in cash flows from financing activities are directly related to operating activities due to the liquid nature of the Registrant's balance sheet.

There are no known trends or uncertainties which would cause a material change in the Registrant's capital structure. There were no material commitments for capital expenditures as of December 31, 1993.



PART II.  OTHER INFORMATION

Item 4.Submission of Items to a Vote of Security Holders

The following matters were approved by shareholders at the Registrant's Annual Meeting of Shareholders held on January 26, 1994:

1. Election of Directors
                                                           Authority
                                          For              Withheld

   Addison L. Piper                  12,908,433             231,892
   William H. Ellis                  12,906,201             234,124
   Edward N. Bennett                 12,917,255             223,070
   Karen M. Bohn                     12,888,027             252,298
   Ralph W. Burnet                   12,823,771             316,554
   David P. Crosby                   12,833,882             306,443
   Dan L. Lastavich                  12,597,694             542,631
   Robert J. Magnuson                12,287,638             852,687
   John L. McElroy, Jr.              12,868,497             271,828
   Gary M. Petrucci                  12,544,153             596,172
   Robert S. Slifka                  12,895,085             245,240
   David Stanley                     12,867,595             272,730
   DeLos V. Steenson                 12,802,819             337,506
   Richard J. Stream                 12,746,331             393,994

2. Proposal to approve amendments to Piper Jaffray Companies Inc. 1993 Omnibus Stock Plan:

         For                         10,883,425
         Against                      1,240,688
         Abstain                        146,929


3. Proposal to amend Article IV of the Registrant's Restated Certificate of Incorporation to increase the number of authorized shares of common stock, par value $1.00 per share, from 20,000,000 to 40,000,000.

         For                         12,746,706
         Against                        311,901
         Abstain                         81,718

4. Proposal to approve the appointment of Deloitte & Touche as the independent auditors of the Registrant for the 1994 fiscal year:

         For                         13,029,006
         Against                         70,509
         Abstain                         40,810


         Broker non-votes were:         750,994


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits
         11 - Statement Regarding Computation of Per Share Earnings.

   (b)   Reports on Form 8-K

         The Registrant was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended December 31, 1993.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PIPER JAFFRAY COMPANIES INC.
                                         (Registrant)





Dated February 8, 1994        /s/ Charles N. Hayssen
                              CHARLES N. HAYSSEN
                              Chief Financial Officer and
                              Managing Director




Dated February 8, 1994        /s/ William H. Ellis
                              WILLIAM H. ELLIS
                              President and Chief Operating Officer

                                                                     Exhibit 11

                         PIPER JAFFRAY COMPANIES INC.

                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

            (Unaudited, amounts in thousands except per share data)

                                                     Three Months Ended

                                               December 31,       December 31,
                                                   1993               1992

PRIMARY NET INCOME PER SHARE:

 Net Income                                    $     9,976        $     8,929

 Average number of common and common
  equivalent shares outstanding:

  Average common shares outstanding                 17,554             17,101
  Dilutive effect of CSE's:
     Book Value Plan Options                           372                  *
     Executive Incentive Stock Options                 313                  *
                                                    18,239             17,101

 Primary net income per share                  $      0.55        $      0.52



NET INCOME PER SHARE
 ASSUMING FULL DILUTION:

 Net Income                                    $     9,976        $     8,929

 Average number of common and common
  equivalent shares outstanding:

  Average common shares outstanding                 17,554             17,101
  Dilutive effect of CSE's:
     Book Value Plan Options                           377                  *
     Executive Incentive Stock Options                 339                  *
                                                    18,270             17,101

 Fully diluted net income per share            $      0.55        $      0.52

* Less than 3% dilution