Form 10-Q
period 1994-03-31
PIPER JAFFRAY COMPANIES INC
filed 1994-05-13
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington D.C. 20549


                                     FORM 10-Q


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended March 31, 1994
          Commission file number 1-7421



                             PIPER JAFFRAY COMPANIES INC.
                (Exact name of Registrant as specified in its charter)



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

                                 Yes   X     No


          As of March 31, 1994, 17,450,629 shares of the Registrant's common stock were issued and outstanding.











                             PIPER JAFFRAY COMPANIES INC.

                                        INDEX


                                                                     Page
                                                                    Number


          Part I.     FINANCIAL INFORMATION


          Item 1.     Financial Statements

                Consolidated Statements of Financial Condition         3

                Consolidated Statements of Income                      4

                Consolidated Statements of Cash Flows                  5

                Notes to Consolidated Financial Statements             6


          Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of Operations    7


          Part II.    OTHER INFORMATION

          Item 1.     Legal Proceedings                                9

          Item 6.     Exhibits and Reports on Form 8-K                10

          Signatures                                                  11

          Index of Exhibits                                           12

          Exhibit                                                     13






















          PART I.  FINANCIAL INFORMATION
          Item 1.  Financial Statements



                             PIPER JAFFRAY COMPANIES INC.

                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                    (In Thousands)

                                                    March 31,    Sept. 30,
                                                      1994          1993
                                                   (Unaudited)
          ASSETS
           Cash                                     $  32,298    $  19,884
           Receivable from other brokers
            and dealers                                26,097       31,425
           Receivable from customers                  359,956      335,830
           Trading securities owned, at market         60,826       77,766
           Office equipment and leasehold
            improvements, at cost, less accumulated
            depreciation of $40,071 and $36,863,
            respectively                               23,952       17,842
           Deferred income tax asset                    1,263            -
           Other assets                                38,855       52,399

                                                    $ 543,247    $ 535,146

          LIABILITIES AND SHAREHOLDERS' EQUITY
           Short-term borrowings                    $  71,071    $  45,554
           Checks and drafts payable                   43,146       38,683
           Payable to other brokers and dealers        75,101       90,393
           Payable to customers                       101,818       73,600
           Trading securities sold but not yet
            purchased, at market                       14,352       18,187
           Employee compensation                       52,269       74,856
           Federal and state income taxes                 688        3,462
           Deferred income taxes                                       911
           Other accounts payable and
            accrued expenses                           16,914       31,588
                                                      375,359      377,234
           Shareholders' equity:
            Common stock, $1 par value; authorized
              40,000,000 shares; 17,521,272 and
              17,530,872 shares issued, respectively   17,521       17,531
            Additional paid-in capital                  7,242        6,829
            Retained earnings                         144,275      133,552
            Less treasury stock, at cost;
              70,643 shares                            (1,150)           -
                                                      167,888      157,912

                                                    $ 543,247    $ 535,146


             See accompanying notes to consolidated financial statements.





                             PIPER JAFFRAY COMPANIES INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                       (In Thousands, Except Per Share Amounts)
                                     (Unaudited)


                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                        1994       1993        1994    1993
        REVENUES

        Commissions                   $42,031   $31,794      $79,784  $60,542
        Profits on principal
         transactions                  24,807    24,197       50,719   47,457
        Investment banking             14,778    34,692       35,440   57,000
        Asset management fees          13,438     9,646       26,826   17,709
        Interest                        5,629     4,588       11,188    9,313
        Other income                    2,150     3,211        5,064    6,009
          Total revenues              102,833   108,128      209,021  198,030

        EXPENSES

        Employee compensation          64,757    68,877      131,093  123,878
        Floor brokerage and
         clearance                      1,971     1,796        3,789    3,206
        Interest                        1,543     1,124        2,819    2,663
        Occupancy and equipment         6,876     5,752       13,312   11,617
        Communications                  3,870     3,011        7,168    5,344
        Travel and promotional          3,910     3,251        7,588    6,087
        Other operating expenses        8,874     5,948       15,593   11,985
          Total expenses               91,801    89,759      181,362  164,780

        Income before income taxes     11,032    18,369       27,659   33,250

        Income taxes                    4,136     7,182       10,787   13,134

        Net income                     $6,896   $11,187      $16,872  $20,116

        Net income per common and
         common equivalent share
         (primary and fully diluted)   $  .38    $  .63       $  .93  $  1.14

        Weighted average number of
         common and common equivalent
         shares outstanding            18,139    17,666       18,196   17,688

        Dividends per share            $ .175    $ .125       $  .35  $   .25


             See accompanying notes to consolidated financial statements.









                             PIPER JAFFRAY COMPANIES INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)

                                     (Unaudited)

                                                       Six Months Ended

                                                           March 31,
                                                       1994         1993

          Operating activities:
            Net income                              $ 16,872     $ 20,116
            Adjustments to reconcile
             net income to net cash used
             by operating activities:
              Depreciation and amortization            3,208        2,443
              Deferred income taxes                   (2,174)          47
              (Increase) decrease in:
                Net receivable from customers          4,092      (30,033)
                Net trading securities                13,105       34,929
                Other                                 (1,196)       1,642
              Increase (decrease) in:
                Net payable to other
                 brokers and dealers                  (9,964)     (16,321)
                Checks and drafts payable              4,463         (648)
                Employee compensation                (22,587)     (11,957)
                Federal and state income
                 taxes payable                        (2,774)      (1,629)

            Net cash provided by
             (used in) operating activities            3,045       (1,411)

          Financing activities:
            Increase in short-term borrowings         25,517       21,498
            Net common stock issued                      789        1,343
            Treasury shares repurchased               (1,536)
            Dividends paid                            (6,149)      (4,280)

            Net cash provided by
             financing activities                     18,621       18,561

            Net cash used for purchase of office
             equipment and leasehold improvements     (9,252)      (5,102)

            Increase in cash                          12,414       12,048
            Cash at beginning of period               19,884       14,017
            Cash at end of period                   $ 32,298     $ 26,065

            Supplemental disclosure of cash flow information
            Cash paid during the six months ended for:

             Interest                               $  2,705     $  2,625
             Income taxes                           $ 15,735     $ 14,456

             See accompanying notes to consolidated financial statements.



                             PIPER JAFFRAY COMPANIES INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           Six Months Ended March 31, 1994


          1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries ("the Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1993. The results of operations for the six months ended March 31, 1994, are not necessarily indicative of the results to be expected for the year ending September 30, 1994.

          The consolidated statement of financial condition as of March 31, 1994 and the other consolidated financial information for the periods ended March 31, 1994 and 1993, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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


          2.  NET CAPITAL REQUIREMENTS

          (In thousands)

          At March 31, 1994, the Company's broker-dealer subsidiary's net capital under applicable regulations was $77,844 or 21% of aggregate debit balances and $70,436 in excess of the minimum required net capital.


          3.  CONTINGENCIES

          See Part II, Item 1. "Legal Proceedings".











          4.  TREASURY STOCK

          During the quarter ended March 31, 1994, 93,500 shares of the Company's common stock were repurchased by the Company pursuant to the Board of Directors' 1992 authorization to repurchase up to 400,000 shares to satisfy employee benefit plan obligations.


             Common shares authorized for repurchase in 1992        400,000

             Common shares repurchased - fiscal years:
               1992                                       201,000
               1993                                             0
               1994                                        93,500
                                                                    294,500

             Common shares available at March 31, 1994, for
               repurchase pursuant to 1992 authorization            105,500


             Total common shares repurchased                        294,500

             Treasury shares reissued - fiscal years:
               1992                                         6,262
               1993                                       194,738
               1994                                        22,857
                                                                    223,857

             Treasury shares outstanding at March 31, 1994           70,643

          On April 20, 1994, the Board of Directors authorized the repurchase of an additional 500,000 shares of the Company's common stock.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1993.


          OPERATIONS

          The Company's revenues for the six months ended March 31, 1994 increased 6% over the first half of fiscal year 1993 to $209.0 million. Net income for the first six months was $16.9 million, a decrease of 16% compared to the same period of the prior fiscal year. Net income per share for the first six months was $0.93 compared to $1.14 a year earlier. Revenues for the quarter ended March 31, 1994 were $102.8 million, a 5% decrease from the same period a year ago. Net income was $6.9 million for the quarter ended March 31, 1994, down 38% from the same period of the prior fiscal year. Net income per share for the quarter ended March 31, 1994 was $0.38, a decrease of 40% from the same period of the prior fiscal year.




          Second quarter and six month comparisons were affected by fewer and smaller proprietary fund offerings by the Company's asset management subsidiary, Piper Capital Management Incorporated, than for the comparable periods a year ago and by lower fixed income capital markets revenues and earnings because of the volatile bond market during the last half of the quarter and completion of the refunding cycle for public issuers. In addition, earnings were impacted by certain additional reserves as well as losses from the Hercules joint venture.

          Increases in commission revenues and asset management fees during the quarter ended and six months ended March 31, 1994 offset the decrease in underwriting revenues during the same periods.
          Mutual fund commissions for the six months ended March 31, 1994 were up $8.7 million, or 46%, as compared to the same period of the prior fiscal year. Asset management fees for the three months ended March 31, 1994 were up $3.8 million, or 39% from the first quarter of fiscal year 1993. Assets under management by Piper Capital Management as of March 31, 1994 increased by 24% to $12.9 billion as compared to March 31, 1993.

          Employee compensation, including broker compensation and employee incentives, decreased by $4.1 million, or 6% as compared to the second quarter of fiscal 1993, in line with revenues. Expenses for the three months ended March 31, 1994 and for the six months ended March 31, 1994 increased by 2% and 10%, respectively, over the same periods last year. These expenses include investments the Company has made in future growth opportunities, primarily through the addition of new employees, which have not yet been matched by a proportionate increase in productivity.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company has a liquid balance sheet. Most of the Company's assets consist of cash and assets readily convertible into cash. Management believes that existing capital, funds from operations and current credit lines will be sufficient to finance the Company's business. The fluctuations in cash flows from financing activities are directly related to operating activities due to the liquid nature of the Company's balance sheet.

          In the normal course of business, the Company's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance sheet risk in the event the other party to the transaction is unable to fulfill its contractual obligations. The Company utilizes financial futures contracts to a limited extent to hedge fixed income inventories against market interest rate fluctuations. Such transactions are subject to the same controls as all trading for the Company's own account. The Company currently does not enter into repurchase agreements, but may do so in the future to facilitate hedging in a volatile interest rate environment. The Company does not, and has no plans to, enter into interest rate swaps or foreign currency contracts for hedging or speculative purposes.




          The Company's financing and customer securities activities involve the Company using securities as collateral. In the event the counterparty does not meet its contractual obligation to return securities used as collateral or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties. The Company controls this risk, consistent with general securities industry practices, by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure.

          The Company sells securities not yet purchased (short sales) for its own account. The establishment of short positions exposes the Company to off-balance sheet risk in the event prices increase, as the Company may be obligated to acquire the securities at unfavorable market prices.

          The Company intends to continue to repurchase shares of its common stock periodically, as market conditions warrant, to satisfy obligations to present and future employee benefit plans. See
          Note 4 to the consolidated financial statements.

          There are no additional known trends or uncertainties which would cause a material change in the Company's capital structure.
          There were no material commitments for capital expenditures as of March 31, 1994.



          PART II.  OTHER INFORMATION


          Item 1.  Legal Proceedings

          The Company is involved in various lawsuits or threatened lawsuits incidental to the securities business. Some of these actions are described in more detail below.

          Piper Jaffray has been named as one of many defendants in two lawsuits separately filed in the United States District Court for the District of Utah resulting from Piper Jaffray's dealings with Bonneville Pacific Corporation ("BPCO"). Other defendants include BPCO's attorneys, accountants, lenders and other investment bankers. BPCO is currently in Chapter 11 reorganization proceedings in Utah.

          The plaintiffs in the first-filed lawsuit originally brought their complaint as a purported class action relating to the $63.25 million offering of convertible subordinated debentures of BPCO in August 1989, for which Piper Jaffray was a co-managing underwriter in a syndicate led by Kidder, Peabody & Co., and secondary trading in BPCO's Common Stock from August 1989 through the inception of BPCO's bankruptcy proceeding in January 1992. The plaintiffs in their complaint alleged violations of federal and state securities laws, common law fraud and negligent misrepresentation. On March 14, 1994, the plaintiffs filed a motion to amend their complaint seeking leave to add additional parties and claims. The proposed amended complaint seeks to add claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and to expand the class period, under a common law fraud theory, to include the $22.5 million initial public offering of BPCO's Common Stock in August 1986, for which Piper Jaffray acted as the sole underwriter, and the $31 million secondary offering of BPCO's Common Stock in August 1987, for which Piper Jaffray acted as co-managing underwriter. In addition to actual damages, the proposed amended complaint also seeks treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On April 29, 1994, motions to dismiss brought by Piper Jaffray and the other underwriter defendants with respect to the plaintiffs' claims of violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, conspiracy, aiding and abetting, common-law fraud and negligent misrepresentation were granted. The judge in the case certified to the Utah Supreme Court issues related to the plaintiffs' claims under the Utah Uniform Securities Act and further denied plaintiffs' March 14, 1994 motion for leave to file an amended complaint as premature. The plaintiffs were given leave to amend all dismissed claims except the conspiracy and aiding and abetting claims under Section 10(b), which were dismissed with prejudice. Plaintiffs have not yet served a proposed new complaint. At present, the only claims pending against Piper Jaffray in this action are brought under
          Section 11 of the Securities Act of 1933.

          The second lawsuit was brought by the BPCO bankruptcy trustee. The most recent amendment to the complaint filed on January 13, 1994 asserts conspiracy, RICO, common law fraud, breach of fiduciary duty and similar theories arising out of the activities of BPCO from approximately 1984 through the inception of its bankruptcy proceeding. While creditor claims in the BPCO bankruptcy aggregate in excess of $100 million, the amended complaint does not specify or articulate theories of damage that would enable a quantification of the plaintiff's damage claims at this time. The plaintiff seeks actual damages, treble damages under RICO, punitive damages, interest, costs and attorneys' fees. Piper Jaffray and other defendants have made a motion to dismiss the complaint which is currently pending.

          Management of the Company intends to defend both actions vigorously and believes that it has meritorious defenses to the claims being asserted.

          Although it is impossible to predict the outcome of the outstanding litigation, in the opinion of management of the Company, after consultation with counsel, the resolution of all the various lawsuits and claims will have no material adverse effect on the consolidated financial statements.


          Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 11 - Statement Regarding Computation of Per Share Earnings.

            (b)  Reports on Form 8-K

                 The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended March 31, 1994.


                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PIPER JAFFRAY COMPANIES INC.
                                            (Registrant)





          Dated May 9, 1994        /s/ Charles N. Hayssen
                                   CHARLES N. HAYSSEN
                                   Chief Financial Officer
                                    and Managing Director




          Dated May 9, 1994        /s/ William H. Ellis
                                   WILLIAM H. ELLIS
                                   President and Chief Operating Officer

















                             PIPER JAFFRAY COMPANIES INC.

                  INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10Q


          Exhibit 11        Statement Regarding Computation of Per Share
                            Earnings









                                                                      Exhibit 11

                             PIPER JAFFRAY COMPANIES INC.

                   STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                       (In Thousands, Except Per Share Amounts)
                                     (Unaudited)


                                      Three Months Ended        Six Months Ended
                                          March 31                  March 31

                                        1994        1993        1994      1993

      PRIMARY NET INCOME PER SHARE:

       Net income                    $ 6,896    $ 11,187     $16,872    $ 20,116

       Average number of common
        and common equivalent
        shares outstanding:

        Average common shares
         outstanding                  17,544      17,104      17,549      17,102
        Dilutive effect of CSE's:
         Book value plan options         338         330         354         332
         Executive incentive
          stock options                  257         222         292         220
                                      18,139      17,656      18,195      17,654

       Primary net income
        per share                    $   .38    $    .63     $   .93     $  1.14



      NET INCOME PER SHARE
       ASSUMING FULL DILUTION:

       Net income                    $ 6,896    $ 11,187     $16,872     $20,116

       Average number of common
        and common equivalent
        shares outstanding:

        Average common shares
         outstanding                  17,544      17,104      17,549      17,102
        Dilutive effect of CSE's:
          Book value plan options        338         336         355         348
          Executive incentive
           stock options                 257         226         292         238
                                      18,139      17,666      18,196      17,688

       Fully diluted net income
        per share                    $   .38    $    .63     $   .93     $  1.14