Form 10-Q
period 1994-06-30
PIPER JAFFRAY COMPANIES INC
filed 1994-08-15
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended      June 30, 1994            Commission file number   1-7421


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

                           Yes   X                 No


As of June 30, 1994, 17,382,379 shares of the Registrant's common stock were issued and outstanding.


                          PIPER JAFFRAY COMPANIES INC.

                                     INDEX


                                                                  Page
                                                                 Number


Part I. FINANCIAL INFORMATION


        Item 1. Financial Statements

                Consolidated Statements of Financial Condition      3

                Consolidated Statements of Income                   4

                Consolidated Statements of Cash Flows               5

                Notes to Consolidated Financial Statements          6


        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations       7


Part II.        OTHER INFORMATION

        Item 1. Legal Proceedings                                   9

        Item 6. Exhibits and Reports on Form 8-K                   10

        Signatures                                                 11

        Index of Exhibits                                          11

        Exhibit                                                    12





PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          PIPER JAFFRAY COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)


                                                 June 30,     September 30,
                                                   1994           1993
(Unaudited)

ASSETS

Cash                                             $ 15,119       $ 19,884
Receivable from other brokers and dealers          29,847         31,425
Receivable from customers                         359,221        335,830
Trading securities owned, at market                94,419         77,766
Office equipment and leasehold improvements,
  at cost, less accumulated depreciation of
  $41,972 and $36,863, respectively                25,024         17,842
Deferred income tax asset                           1,995              -
Other assets                                       44,808         52,399
                                                 --------       --------
                                                 $570,433       $535,146
                                                 ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                            $124,163       $ 45,554
Checks and drafts payable                          37,219         38,683
Payable to other brokers and dealers               75,389         90,393
Payable to customers                               80,210         73,600
Trading securities sold but not yet
  purchased, at market                             17,279         18,187
Employee compensation                              51,007         74,856
Federal and state income taxes                      1,230          3,462
Deferred income taxes                                   -            911
Other accounts payable and accrued expenses        14,984         31,588
                                                 --------       --------
                                                  401,481        377,234
                                                 --------       --------
Shareholders' equity:
Common stock, $1 par value; authorized
  40,000,000 shares; 17,523,447 and
  17,530,872 shares issued, respectively           17,523         17,531
Additional paid-in capital                          7,368          6,829
Retained earnings                                 146,074        133,552
Less treasury stock, at cost;
  141,068 shares                                   (2,013)             -
                                                 --------       --------
                                                  168,952        157,912
                                                 --------       --------
                                                 $570,433       $535,146
                                                 ========       ========

See accompanying notes to consolidated financial statements.




                           PIPER JAFFRAY COMPANIES INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                   Three Months Ended      Nine Months Ended
                                        June 30,               June 30,
                                     1994       1993        1994       1993
REVENUES

Commissions                       $ 34,161    $ 33,513    $113,945   $ 94,055
Profits on principal
  transactions                      24,780      23,145      75,499     70,602
Investment banking                  11,766      23,098      47,206     80,098
Asset management fees               12,180      11,583      39,006     29,292
Interest                             6,252       4,977      17,440     14,290
Other income                         2,691       2,600       7,755      8,609
                                  --------    --------    --------   --------
Total revenues                      91,830      98,916     300,851    296,946

EXPENSES

Employee compensation               56,512      62,443     187,605    186,321
Floor brokerage and clearance        1,822       1,668       5,611      4,874
Interest                             1,944       1,052       4,763      3,715
Occupancy and equipment              7,067       6,024      20,379     17,641
Communications                       3,565       2,888      10,733      8,232
Travel and promotional               3,623       2,916      11,211      9,003
Other operating expenses             9,359       6,796      24,952     18,781
                                  --------    --------    --------   --------
Total expenses                      83,892      83,787     265,254    248,567

Income before income taxes           7,938      15,129      35,597     48,379
Income taxes                         3,096       6,097      13,883     19,231
                                  --------    --------    --------   --------
Net income                        $  4,842    $  9,032    $ 21,714   $ 29,148
                                  ========    ========    ========   ========


Net income per common and
common equivalent share
(primary and fully diluted)          $ .27       $ .50       $1.20      $1.64

Weighted average number of
common and common equivalent
shares outstanding                  17,814      18,084      18,054     17,823

Dividends per share                  $.175       $.125       $.525      $.375


See accompanying notes to consolidated financial statements.





                          PIPER JAFFRAY COMPANIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                  (Unaudited)



                                                      Nine Months Ended
                                                          June 30,
                                                       1994       1993
Operating activities:
Net income                                          $ 21,714   $ 29,148
Adjustments to reconcile net income to net
  cash used by operating activities:
Depreciation and amortization                          5,109      3,858
Deferred income taxes                                 (2,906)       240
(Increase) decrease in:
Net receivable from customers                        (16,781)   (32,126)
Net trading securities                               (17,561)    47,412
Other                                                 (9,079)     3,051
Increase (decrease) in:
Net payable to other brokers and dealers             (13,426)   (40,933)
Checks and drafts payable                             (1,464)     1,310
Employee compensation                                (23,849)   (11,696)
Federal and state income taxes payable                (2,232)    (1,605)
                                                    ---------  ---------
Net cash used in operating activities                (60,475)    (1,341)
                                                    ---------  ---------

Financing activities:
Increase in short-term borrowings                     78,609     28,085
Net common stock issued                                1,240      4,536
Treasury shares repurchased                           (2,722)         -
Dividends paid                                        (9,192)    (6,469)
                                                    ---------  ---------
Net cash provided by financing activities             67,935     26,152
                                                    ---------  ---------
Net cash used for purchase of office
  equipment and leasehold improvements               (12,225)    (6,939)
                                                    ---------  ---------

(Decrease) increase in cash                           (4,765)    17,872
Cash at beginning of period                           19,884     14,017
                                                    ---------  ---------
Cash at end of period                               $ 15,119   $ 31,889
                                                    =========  =========


Supplemental disclosure of cash flow information

Cash paid during the nine months ended for:
Interest                                            $  4,531   $  3,715
Income taxes                                        $ 19,021   $ 20,202


See accompanying notes to consolidated financial statements.





                          PIPER JAFFRAY COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended June 30, 1994


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries ("the Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company' s Annual Report for the year ended September 30, 1993. The results of operations for the nine months ended June 30, 1994, are not necessarily indicative of the results to be expected for the year ending September 30, 1994.

The consolidated statement of financial condition as of June 30, 1994 and the other consolidated financial information for the periods ended June 30, 1994 and 1993, is unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

Net income per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding, which includes the dilutive effect of all outstanding stock options.

All share and per share amounts have been restated to reflect the two-for-one stock split declared November 9, 1993.


2.      NET CAPITAL REQUIREMENTS

At June 30, 1994, the Company's broker-dealer subsidiary's net capital under applicable regulations was $79,407,000 or 22% of aggregate debit balances and $72,054,000 in excess of the minimum required net capital.


3.      CONTINGENCIES

See Part II, Item 1. "Legal Proceedings".


4.      TREASURY STOCK

During the nine months ended June 30, 1994, 183,100 shares of the Company's common stock were repurchased by the Company pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations.


        Common shares authorized for repurchase - fiscal years:
                                      1992            400,000
                                      1994            500,000
                                                                     900,000

        Common shares repurchased - fiscal years:
                                      1992            201,000
                                      1993                  0
                                      1994            183,100
                                                                     384,100
                                                                     -------
        Common shares available at June 30, 1994, for
          repurchase pursuant to authorizations                      515,900
                                                                     =======

        Total common shares repurchased                              384,100

        Treasury shares reissued - fiscal years:
                                      1992              6,262
                                      1993            194,738
                                      1994             42,032
                                                                     243,032
                                                                     -------
        Treasury shares outstanding at June 30, 1994                 141,068
                                                                     =======



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1993.


OPERATIONS

The Company's revenues for the nine months ended June 30, 1994 increased 1% over the same period of fiscal year 1993 to $300.9 million. Net income for the first nine months was $21.7 million, a decrease of 26% compared to the same period of the prior fiscal year. Net income per share for the first nine months was $1.20 compared to $1.64 a year earlier. Revenues for the quarter ended June 30, 1994 were $91.8 million, a 7% decrease from the same period a year ago, due to lower investment banking revenues, the sluggish initial public offering market, the slow down in public finance refundings and an absence of new proprietary fund offerings from Piper Capital Management. Net income was $4.8 million for the quarter ended June 30, 1994, down 46% from the same period of the prior fiscal year. Net income per share for the quarter ended June 30, 1994 was $0.27, a decrease of 46% from the same period of the prior fiscal year.

Mutual fund commissions for the nine months ended June 30, 1994 were up $8.9 million, or 30%, as compared to the same period of the prior fiscal year. Asset management fees for the nine months ended June 30, 1994 were up $9.7 million, or 33% from the same period of fiscal year 1993. Assets under management by Piper Capital Management as of June 30, 1994 increased by 7% to $12.0 billion as compared to June 30, 1993.

Employee compensation, including broker compensation and employee incentives, decreased by $5.9 million, or 9% as compared to the third quarter of fiscal 1993, in line with revenues. Total expenses for the three months ended June 30, 1994 and for the nine months ended June 30, 1994 were flat and increased 7%, respectively, over the same periods last year. Decreased compensation in the third quarter was offset by an increase in non-compensation expenses of $6.0 million, or 28%. These expenses include investments the Company has made in future growth opportunities, primarily through the addition of new employees and the opening of new offices, which have not yet been matched by a proportionate increase in productivity. These increases are reflected primarily in occupancy and communications expenses. In addition, interest expense increased 85% ($0.9 million) for the third quarter due to higher
interest rates and increased levels of bank borrowings.    The increase in
other expenses i s also due to additions to various contingency accruals.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a liquid balance sheet. Most of the Company's assets consist of cash and assets readily convertible into cash. Management believes that existing capital, funds from operations and current credit lines will be sufficient to finance t he Company's business. The fluctuations in cash flows from financing activities are directly related to operating activities due to the liquid nature of the Company's balance sheet.

In the normal course of business, the Company's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance sheet risk in the event the other party to the transaction is unable to fulfill its contractual obligations. The Company utilizes financial futures contracts to a limited extent to hedge fixed income inventories against market interest rate fluctuations. Such transactions are subject to the same controls as all trading for the Company's own account. The Company also enters into repurchase agreements to facilitate hedging. The Company does not, and has no plans to, enter into interest rate swaps o r foreign currency contracts for hedging or speculative purposes.

The Company intends to continue to repurchase shares of its common stock periodically, as market conditions warrant, to satisfy obligations to present and future employee benefit plans. See Note 4 to the consolidated financial statements.

There were no material commitments for capital expenditures as of June 30, 1994.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various lawsuits or threatened lawsuits incidental to the securities business. Some of these actions are described in more detail below.

Institutional Government Income Portfolio

On May 9, 1994, counsel for Richard J. Rodney Jr., filed a purported class action with the clerk of the United States District Court for the District of Minnesota naming the Company, Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc. and certain officers thereof as defendants (the "Rodney Case"). The plaintiff asserted claims under Sections 11, 12(2) and 15 of the Securities Act of 1933,
Section 20 and 10(b) of the Securities Ex change Act of 1934 (and Rule 10(b)-5 promulgated thereunder), the Minnesota Securities Act and Minnesota State common law. The claims were alleged to arise out of investments by plaintiff (and other members of the purported class) in the Institutional Government Income Portfolio, an open-ended fund managed by Piper Capital Management (the "Fund"), and the defendants' alleged use of false and misleading statements in the Fund prospectuses, including the failure to properly advise investors of the Fund's risks.

Subsequent to May 9, 1994, there have been four other purported class action complaints filed in the District of Minnesota against the same defendants and
asserting the same claims as those set forth in the Rodney Case.   By date of
July 11, 1994, counsel for all the named plaintiffs in the five suits filed a Consolidated (and Amended) Class Action Complaint relating to all the actions (the "Amended Complaint"). The Amended Complaint asserts claims for all investors in the Fund during the period from July 1, 1991 through May 9, 1994, and claims that the Fund lost 24.6% of its value during the period from January 1, 1994 to May 6, 1994. The Amended Complaint asserts the same legal claims as those in the Rodney Case and adds an additional claim under the Investment Company Act of 1940. The Amended Complaint does not specify an amount of damages sought and it is not presently possible to quantify the amount of damages to which plaintiffs claim to be entitled.

The Company has not answered the Amended Complaint but intends to defend the action vigorously, including moving for dismissal of the action at an early stage. It is impossible to predict the outcome of the outstanding litigation, and at the present time, the effect of this litigation on the consolidated financial statements cannot be determined.


Bonneville Pacific Corporation

Piper Jaffray has been named as one of many defendants in two lawsuits separately filed in the United States District Court for the District of Utah resulting from Piper Jaffray's dealings with Bonneville Pacific Corporation ("BPCO"). Other defendants include BPCO's attorneys, accountants, lenders and other investment bankers. BPCO is currently in Chapter 11 reorganization proceedings in Utah.

The plaintiffs in the first-filed lawsuit originally brought their complaint as a purported class action relating to the $63.25 million offering of convertible subordinated debentures of BPCO in August 1989, for which Piper Jaffray was a co-managing underwriter in a syndicate led by Kidder, Peabody & Co. and secondary trading in BPCO's Common Stock from August 1989 through the inception of BPCO's bankruptcy proceeding in January 1992. The plaintiffs in their complaint alleged violations of federal and state securities laws, common law fraud and negligent misrepresentation. On March 14, 1994, the plaintiffs filed a motion to amend their complaint seeking leave to add additional parties and claims. The proposed amended complaint seeks to add claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and to expand the class period, under a common law fraud theory, to include the $22.5 million initial public offering of BPCO's Common Stock in August 1986, for which Piper Jaffray acted as the sole underwriter, and the $31 million secondary offering of BPCO's Common Stock in August 1987, for which Piper Jaffray acted as co-managing underwriter. In addition to actual damages, the proposed amended complaint also seek s treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On April 29, 1994, motions to dismiss brought by Piper Jaffray and the other underwriter defendants with respect to the plaintiffs' claims of violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, conspiracy, aiding and abetting, common-law fraud and negligent misrepresentation were granted. The judge in the case certified to the Utah Supreme Court issues related to the plaintiffs' claims under the Utah Uniform Securities Act and further denied plaintiffs' March 14, 1994 motion for leave to file an amended complaint as premature. The plaintiffs were given leave to amend all dismissed claims except the cons piracy and aiding and abetting claims under Section 10(b), which were dismissed with prejudice. By date of June 14, 1994, plaintiffs served a second amended complaint, realleging claims under Sections 11 and 15 of the Securities Act and
Section 10 of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs also asserted RICO claims and claims under the Utah Uniform Securities Act, among others. On August 2, 1994, Piper Jaffray and the other defendants moved to dismiss the RICO, Securities Exchange Act and Utah Uniform Securities Act claims and that motion is pending.

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

Although it is impossible to predict the outcome of the outstanding litigation, in the opinion of management of the Company, after consultation with counsel, the resolution of the lawsuits and claims related to BPCO, as well as other various lawsuits and claims not detailed herein, will have no material adverse effect on the consolidated financial statements.



Item 6. Exhibits and Reports on Form 8-K

        (a)     Exhibits

                10.1 Piper Jaffray Companies Stock Investment Plan (incorporated by reference to Exhibit 4.03 of the Registrant's Form S-8 dated June 4, 1994, Commission File No. 033-53979)

                10.2 Piper Jaffray Companies Inc. 1994 Executive Performance Bonus Plan (filed herewith)

                11      Statement Re: Computation of Per Share Earnings.

        (b)     Reports on Form 8-K

                The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended June 30, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                PIPER JAFFRAY COMPANIES INC.
                (Registrant)





Dated August 8, 1994                                /s/ Charles N. Hayssen
                                                    CHARLES N. HAYSSEN
                                                    Chief Financial Officer and
                                                    Managing Director




Dated August 8, 1994                                /s/ William H. Ellis
                                                    WILLIAM H. ELLIS
                                                    President and Chief
                                                    Operating Officer













PIPER JAFFRAY COMPANIES INC.

INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q


Exhibit 10.1    Piper Jaffray Companies Stock Investment Plan

Exhibit 10.2    Piper Jaffray Companies Inc. 1994 Executive Performance Bonus
                Plan

Exhibit 11      Statement Re: Computation of Per Share Earnings



Exhibit 10.2


        PIPER JAFFRAY COMPANIES INC.
        1994 EXECUTIVE PERFORMANCE BONUS PLAN


        1. Purpose. The purpose of the Piper Jaffray Companies Inc. 1994 Executive Performance Bonus Plan (the "Plan") is to provide incentives to the executive officers of Piper Jaffray Companies Inc. (the "Company") to produce a superior return to the stockholders of the Company and to encourage such executive officers to remain in the employ of the Company. Amounts paid pursuant to the Plan are intended to qualify as performance-based compensation within the meaning of Section 162(m) o f the Internal Revenue Code, as amended (the "Code").

        2.      Definitions.

                2.1 The terms defined in this section are used (and capitalized) elsewhere in the Plan.

                        a. "Annual Profits" means the consolidated income before income taxes of the Company for the Performance Period, before the provision for incentive compensation earned pursuant to this Plan, accounting adjustments and extraordinary items.

                        b. "Award" means a portion of the Award Pool payable to a Participant as determined pursuant to Section 4 hereof.

                        c. "Award Pool" means a pool specified by the Committee, in accordance with Section 4 hereof, out of which Awards may be made to Participants.

                        d. "Board" means the Board of Directors of the Company.

                        e. "Committee" means the Executive Performance Bonus Committee of the Board, or such other Board committee as may be designated by the Board to administer the Plan.

                        f.      "Effective Date" means the date specified in
                                Section 5.

                        g. "Eligible Employees" means any member of the Company's Management Committee.

                        h. "Exchange Act" means the Securities Exchange Act of 1934, as amended from time to time.

                        i. "Participant" means an Eligible Employee designated by the Committee to participate in the Plan for a designated Performance Period.

                        j. "Performance Period" means the Company's fiscal year (October 1 to September 30), or such other shorter or longer period designated by the Committee, performance during all or part of which a Participant's entitlement to receive payment of an Award is based.

                2.2 Gender and Number. Except when otherwise indicated by context, reference to the masculine gender shall include, when used, the feminine gender and any term used in the singular shall also include the plural.

        3.      Administration.

                3.1 Authority of Committee. The Committee shall administer the Plan. The Committee's interpretation of the Plan and of any Awards made under the Plan shall be final and binding on all persons with an interest therein. The Committee shall have the power to establish regulations to administer the Plan and to change such regulations.

                3.2     Indemnification.  To the full extent permitted by law,
(i) no member of the Committee shall be liable for any action or determination taken or made in good faith with respect to the Plan or any Award made under the Plan, and (ii) the members of the Committee shall be entitled to indemnification by the Company with regard to such actions.

        4.      Awards.

                4.1 Creation of Award Pools. Within 90 days following the commencement of each Performance Period, the Committee shall establish an Award Pool from which Awards may be paid to Eligible Employees in accordance with the Plan. The amount included in the Award Pool for a particular Performance Period shall be equal to a percentage of the Annual Profits for the Performance Period to be determined by the Committee not to exceed 10% of the Annual Profits.

                4.2 Allocation of Award Pools. Within 90 days following the commencement of each Performance Period, the Committee shall allocate in writing, on behalf of each Participant, a portion of the Award Pool, if any, to be paid for such Performance Period; provided that in no event shall the percentage portion of the Award Pool allocated to any Participant exceed 35% of the Award Pool.

                4.3 Adjustments. The Committee is authorized at any time during or after a Performance Period, in its sole and absolute discretion, to reduce or eliminate the Award Pool or the portion of the Award Pool allocated to any Participant for any reason, including changes in the position or duties of any Participant with the Company or any subsidiary of the Company during the Performance Period, whether due to any termination of employment (including death, disability, retirement, or termination with or without cause) or otherwise.

                4.4     Payment of Awards.

                        (1) Following the completion of each Performance Period, the Committee shall certify in writing the amount of the Award Pool and the Awards payable to Participants.

                        (2) Each Participant shall receive payment in cash of his Award as soon as practicable following the determination in respect thereof made pursuant to this Section 4.4. Partial payments may be made to Participants during the course of a Performance Period in the sole discretion of the Committee; provided that the aggregate of such partial payments may not exceed the amount of the Award that a Participant would otherwise be entitled to under this Section 4.

        5. Effective Date of the Plan. The Plan shall become effective as of October 1, 1994; provided that the Plan is approved and ratified by the stockholders of the Company at a meeting thereof held no later than March 1, 1995. The Plan shall remain in effect until it has been terminated pursuant to
Section 8.

        6. Right to Terminate Employment. Nothing in the Plan shall confer upon any Participant the right to continue in the employment of the Company or any Subsidiary or affect any right which the Company or any Subsidiary may have to terminate the employment of a Participant with or without cause.

        7. Tax Withholding. The Company shall have the right to withhold from cash payments under the Plan to a Participant or other person an amount sufficient to cover any required withholding taxes.

        8. Amendment, Modification and Termination of the Plan. The Board may at any time terminate, suspend or modify the Plan and the terms and provisions of any Award theretofore awarded to any Participant which has not been paid. Amendment s are subject to approval of the stockholders of the Company only if such approval is necessary to maintain the Plan in compliance with the requirements of Section 162(m) of the Code, its successor provisions or any other applicable law or regulation . No Award may be granted during any suspension of the Plan or after its termination.

        9. Unfunded Plan. The Plan shall be unfunded and the Company shall not be required to segregate any assets that may at any time be represented by Awards under the Plan.

        10. Other Benefit and Compensation Programs. Neither the adoption of the Plan by the Board nor its submission to the stockholders of the Company shall be construed as creating any limitation on the power of the Board to adopt such other incentive arrangements as it may deem necessary. Payments received by a Participant under an Award made pursuant to the Plan shall not be deemed a part of a Participant's regular, recurring compensation for purposes of the termination, indemnity or severance pay law of any country and shall not be included in, nor have any effect on, the determination of benefits under any other employee benefit plan, contract or similar arrangement provided by the Company or any Subsidiary unless expressly so provided by such other plan, contract or arrangement, or unless the Committee expressly determines that an Award or portion of an Award should be included to accurately reflect competitive compensation practices or to recognize that an Award has been made in lieu of a portion of competitive cash compensation.

        11. Governing Law. To the extent that Federal laws do not otherwise control, the Plan and all determinations made and actions taken pursuant to the Plan shall be governed by the laws of Minnesota and construed accordingly.




        Exhibit 11

PIPER JAFFRAY COMPANIES INC.

STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
(In Thousands, Except Per Share Amounts)
(Unaudited)


                                    Three Months Ended      Nine Months Ended
                                         June 30                June 30
                                    1994         1993       1994        1993

PRIMARY NET INCOME PER SHARE:

Net income                         $ 4,842     $ 9,032     $21,714     $29,148

Average number of common
and common equivalent
shares outstanding:

Average common shares outstanding   17,396      17,528      17,498      17,242

Dilutive effect of CSE's:
Book value plan options                277         356         330         368
Executive incentive stock options      141         200         226         213
                                    ------      ------      ------      ------
                                    17,814      18,084      18,054      17,823

Primary net income per share         $0.27       $0.50       $1.20       $1.64


NET INCOME PER SHARE
ASSUMING FULL DILUTION:

Net income                         $ 4,842     $ 9,032     $21,714     $29,148

Average number of common
and common equivalent
shares outstanding:

Average common shares outstanding   17,396      17,528      17,498      17,242

Dilutive effect of CSE's:
Book value plan options                277         356         330         368
Executive incentive stock options      141         200         226         213
                                    ------      ------      ------      ------
                                    17,814      18,084      18,054      17,823

Fully diluted net income per share   $0.27       $0.50       $1.20       $1.64