Form 10-K
period 1994-09-30
PIPER JAFFRAY COMPANIES INC
filed 1994-12-29
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                 FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

                For the fiscal year ended September 30, 1994

                                 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                         Commission File No. 1-7421


                        PIPER JAFFRAY COMPANIES INC.
            (Exact name of Registrant as specified in its charter)


DELAWARE                                                            41-1233380
(State of incorporation)                      (IRS Employer Identification No.)


Piper Jaffray Tower, 222 South Ninth Street      Minneapolis, Minnesota 55402
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code: (612) 342-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered

Common Stock,                                   New York Stock Exchange
par value $1.00 per share                       Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 6, 1994, 17,063,980 shares of common stock were issued and outstanding, and the aggregate market value of the shares of common stock held by non-affiliates was approximately $90,995,000 (based upon the closing price on the New York Stock Exchange).



DOCUMENTS INCORPORATED BY REFERENCE

              Item                          Document of Reference

PART II

Item 5.   Market for Registrant's Common    "Market Prices and Dividends Per
          Equity and Related Shareholder    Share" from the Annual Report to
          Matters                           Shareholders for the
                                            fiscal year ended September 30,
                                            1994 ("the 1994 Annual Report")

Item 6.   Selected Financial Data          "Financial Summary" from the 1994
                                            Annual Report

Item 7.   Management's Discussion and       "Management's Financial Discussion"
          Analysis Financial Condition      from the 1994 Annual Report
          and Results of Operation

Item 8.   Financial Statements and          "Consolidated Financial Statements"
          Supplementary Data                and "Summary of Quarterly Results"
                                            from the 1994 Annual Report
PART III

Item 10.  Directors and Executive Officers  "Election of Directors" on
          of the Registrant                 pages 2-3 and "Compliance with
                                            Reporting Requirements"
                                            on page 12 of the Registrant's
                                            definitive Proxy Statement for the
                                            Annual Meeting of Shareholders to
                                            be held on January 25, 1995 ("the
                                            1994 Proxy Statement") and to be
                                            filed within 120 days after the
                                            Registrant's fiscal year ended
                                            September 30, 1994.

Item 11.  Executive Compensation            "Executive Compensation" on pages
                                            6-10 of the 1994 Proxy Statement

Item 12.  Security Ownership of Certain     "Equity Securities Beneficially
          Beneficial Owners and             Owned by Directors and
          Executive Management              Officers" on page 5 of the 1994
                                            Proxy Statement

Item 13.  Certain Relationships and         "Transactions with Directors and
          Transactions                      Officers" on page 12 of the 1994
                                            Proxy Statement
PART IV

Item 14.(a):

1.  Consolidated Financial Statements       "Consolidated Financial Statements"
                                            from the 1994 Annual Report to
                                            Shareholders, included in Exhibit
                                            13 filed herein.

2.  Financial Statement Schedules           "Summary of Quarterly Results" from
    Selected Quarterly Financial Data       the 1994 Annual Report to
                                            Shareholders, included in Exhibit
                                            13 filed herein.
                                  PART I

Item 1. Business

Piper Jaffray Companies Inc. (the "Registrant"), a Delaware corporation, is a holding company which offers individual investor, investment banking, and investment management services through its wholly owned subsidiaries. The Registrant has no employees and is not engaged in any business activities other than certain investing and administrative functions.

The Registrant's primary wholly owned subsidiaries include Piper Jaffray Inc. (Piper Jaffray), its broker/dealer subsidiary; Piper Capital Management Incorporated (Piper Capital), an asset management firm; Piper Trust Company (Piper Trust); and Premier Acceptance Corporation (Premier), an issuer of mortgage-backed bonds.

Piper Jaffray Inc.

Piper Jaffray is a Delaware corporation organized in 1969 as the successor to a business established in 1895. Piper Jaffray is a securities broker/dealer and investment banking firm. As such, it effects transactions in listed and unlisted securities and options and futures contracts, underwrites corporate and municipal securities, and sells mutual fund shares, U.S. government securities, and other financial products and services.

Piper Jaffray is a member of the New York Stock Exchange, American Stock Exchange, Chicago Stock Exchange, National Association of Securities Dealers, National Futures Association, Cincinnati Stock Exchange, Minneapolis Grain Exchange, and the New York Futures Exchange.

Piper Jaffray has 74 retail sales offices in 17 states and is licensed as a broker/dealer in all states and Washington D.C.

Piper Capital Management Incorporated

Piper Capital, a Delaware corporation, was incorporated in 1983 and is an investment adviser registered under the Investment Advisers Act of 1940. Piper Capital furnishes investment advice to various clients, including pension and profit sharing funds, corporations and individuals. Piper Capital is also the investment adviser to 22 closed-end funds, the Piper Funds Inc. series of 12 open-end mutual funds, the Piper Institutional Funds Inc. series of three open-end funds, and the Piper Global Funds Inc., which currently has one global
open-end fund.   As of September 30, 1994, Piper Capital's total assets under management were approximately $11.6 billion.

Piper Trust Company

Piper Trust, chartered in Minnesota in 1989, provides trust services to individuals and institutions. Personal trust administrators assist individual clients in planning their estates, setting investment goals, and monitoring investment activities. Piper Trust administrators also work with institutions and pension and profit sharing plans as an active fiduciary partner. Piper Trust operates ten common and collective funds and had $0.8 billion in client assets under trust as of September 30, 1994.

Premier Acceptance Corporation

Premier was incorporated in Delaware in 1988 and is an issuer of bonds which are collateralized by GNMA and FNMA certificates. As of September
30, 1994, Premier had issued mortgage-backed bonds with an aggregate original principal amount of $475.5 million. As of September 30, 1994, $1.6 million remained outstanding. The issuance of six series of mortgage-backed bonds with an aggregate original principal amount of $176.1 million and the related purchase of collateral has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements.

Sources of Revenues

Commissions

Piper Jaffray charges a brokerage commission when acting as agent for the purchaser or seller of a security or futures contract. If the security is listed on an exchange, the transaction is generally effected through an automatic execution and clearing system or Piper Jaffray's own floor brokers. If the security is traded on the over-the-counter market, Piper Jaffray generally effects the transaction directly with one of the firms making a market in that security. Piper Jaffray also acts as agent with respect to the purchase and sale of futures and option contracts. These transactions are effected through correspondent brokers. Piper Jaffray purchases mutual fund shares at a specified discount from the price at which the shares are resold to customers. Piper Jaffray is also a distributor of Piper Capital's open-end mutual funds.

Principal Transactions

Profits on principal trading transactions represent the difference between the cost of securities purchased by Piper Jaffray for its own account and the proceeds received upon the sale of such securities. Such transactions occur with respect to corporate equity and fixed income securities, municipal securities (generally issued by states, their agencies and political subdivisions), and U.S. government securities.

Piper Jaffray acts as a market maker for unlisted common stocks and convertible debt securities of approximately 500 companies. As a market maker, Piper Jaffray, for its own account, generally maintains a long or short inventory position with respect to such securities and stands ready to effect purchase or sale transactions with customers and other dealers.

Piper Jaffray also maintains inventories of non-convertible corporate debt securities, preferred stocks, municipal securities, and government securities, as well as equity and convertible securities in which Piper Jaffray does not make a market. These inventories usually result from underwriting and other positions that have not yet been sold to customers, but are maintained to facilitate customers' transactions and trading.

Piper Jaffray is exposed to the possibility of a loss and has the opportunity to profit as market prices of the securities in its inventory positions change. The value of the common stock and convertible debt inventory positions is primarily affected by changes in the general market for equity securities and the financial prospects of the issuers of such securities. The value of the corporate fixed income, municipal, and government securities inventory positions is primarily affected by changes in market interest rates. In general, Piper Jaffray's securities inventories are maintained to meet customers' trading demands. Accordingly, it is the policy of Piper Jaffray to carry as low a level of securities inventories as is necessary to conduct customer business. Such inventories seldom include derivative securities or mortgage-backed security derivatives. When used, the primary use of derivative securities in Piper Jaffray's own account is in interest-rate futures to hedge fixed-income securities inventories. This hedging is done on a limited basis and the amount of revenues and the degree of risk incurred in such transactions is immaterial to the consolidated financial statements. Trading activity is monitored under policies setting overnight and intraday limits for all trading inventories. Customer trading in derivatives is regulated under various applicable regulations and internal policies, which are generally more restrictive than those involving typical equity and fixed income securities.

During fiscal 1994, the Registrant invested $10 million in the Institutional Government Income Portfolio, a fixed income mutual fund managed by Piper Capital investing primarily in government securities, including various derivative securities.

Investment Banking

Piper Jaffray underwrites both municipal and corporate securities. In an underwriting, Piper Jaffray generally joins with other securities firms in a group which commits to purchase securities from an issuer at a fixed
price and to re-offer those securities to the public.   While most of Piper
Jaffray's underwriting revenues are derived from acting as manager or co-manager, Piper Jaffray also acts as a member of underwriting groups managed by other firms.

Participation in an underwriting exposes Piper Jaffray to certain risks.
If all of the securities that Piper Jaffray has committed to underwrite cannot be resold at the agreed upon price, Piper Jaffray might incur losses. In addition, federal and state securities laws and regulations affect the activities of underwriters and impose potential liabilities in connection with sales of securities by underwriters to the public.

It is generally more profitable to be manager or co-manager of an underwriting than to be solely a member of the underwriting group. However, managers usually must commit to underwrite a larger portion of the offering than other members of the underwriting group.

In addition to the underwriting of securities, Piper Jaffray engages in other investment banking activities. These include raising capital through the private placement of securities, appraising corporate securities for tax or other purposes, arranging and evaluating the terms of mergers and acquisitions, and advising companies with respect to financing plans and related matters. Compensation for such services is in the form of negotiated fees.

Asset Management

Piper Capital, as investment adviser to mutual funds, provides each fund with advice and assistance in the selection and disposition of that fund's investments. In return, each fund pays Piper Capital monthly advisory fees generally equal to a certain percentage of the fund's average net assets. Piper Capital also serves as investment adviser for individual and fiduciary accounts.

Piper Capital effects a wide range of securities transactions in managed accounts as well as within managed mutual funds. Certain managed accounts and funds invest in derivative and/or mortgage-backed derivative securities. The use of these and other securities in managed accounts and funds is monitored for both eligibility of type of security and limitations on amount of security in accordance with policies applicable to the particular accounts and funds, including investment management agreements and fund prospectus guidelines.



Piper Trust also generates substantially all of its revenues through a percentage fee based on the market value of total assets under management for each client's account and through fees for estate planning and custodial and fiduciary services.

Interest Income

Customers' purchases of listed and certain over-the-counter securities may be effected on either a cash or margin basis. If the purchase is made on a cash basis, full payment is due by a designated settlement date, generally five business days following the purchase date. In a margin transaction however, Piper Jaffray lends the customer a portion of the purchase price up to limits set by the Federal Reserve Board. Such loans are collateralized by the securities purchased. These receivable amounts are funded by equity capital, bank lines of credit, and proceeds from securities lending, as well as non-interest bearing liabilities. As collateral for short-term bank borrowings, Piper Jaffray is generally permitted to use securities in a customer's margin account with a total market value of up to 140% of the amount owed to Piper Jaffray by the customer.

Other Revenues

Piper Jaffray provides other financial services and products, including custodial services for IRA's and defined contribution plans, and various insurance investment products through the Piper Jaffray sales force. Piper Jaffray also derives revenue for services provided in connection with tender and exchange offers, from dividend and interest payments on securities owned, and other miscellaneous items.

Employees

At September 30, 1994, Piper Jaffray, Piper Capital and Piper Trust had 2,455, 157 and 46 full-time employees, respectively. Premier has no employees. There were 1,088 employees of Piper Jaffray, including some officers, registered with the New York Stock Exchange as investment executives involved in Piper Jaffray's retail and institutional sales activities as of September 30, 1994. Of these, 148 were located in the Minneapolis and the corporate headquarters sales offices. The other 73 sales offices have from one to 58 investment executives each.

Competition

The Registrant's subsidiaries are subject to intense competition in all aspects of their businesses, not only from other companies in the securities industry, but also from banks, savings and loan associations, retailers, and other firms offering financial services. Many of these companies are larger and have greater financial resources than the Registrant. In addition to competition from such companies, there is competition within the securities industry in obtaining and retaining the services of investment executives.

Regulation

The rules and regulations of the Securities and Exchange Commission, the exchanges of which Piper Jaffray is a member, and the other regulatory bodies under the jurisdiction of which Piper Jaffray conducts its business, are complex and extensive. Regulated areas include the effecting of securities transactions, the financial condition of Piper Jaffray, its record keeping and reporting procedures, relationships with customers including the handling of cash and margin accounts, the experience and training requirements for certain employees, and business procedures with non-member firms.

The exchanges, the National Association of Securities Dealers, and the National Futures Association are voluntary, self-regulatory bodies composed of members which have agreed to abide by the respective bodies' rules and regulations. Each of these organizations may expel, fine and otherwise discipline member firms and their employees.

Piper Jaffray is registered as a securities broker/dealer and as an investment adviser with the Securities and Exchange Commission. Piper Jaffray is also registered with the Commodity Futures Trading Commission as a futures commission merchant under the Commodity Exchange Act. In addition to being subject to various federal laws, rules and regulations, Piper Jaffray must be licensed as a broker/dealer in, and comply with the regulations of, the states in which it does business.

Piper Jaffray is subject to the Uniform Net Capital Rule (the Rule) of the Securities and Exchange Commission and the net capital rule of the New York Stock Exchange (the Exchange). Piper Jaffray has elected to use the alternative method permitted by the Rule which requires that it maintain minimum net capital of 2% of aggregate debit balances arising from customer transactions. The Exchange may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital. At September 30, 1994, Piper Jaffray's net capital under the Rule was 21.0% of aggregate debit balances.

Piper Capital is registered under the Investment Advisers Act of 1940 and is the investment adviser for investment companies regulated under the Investment Company Act of 1940. As such, Piper Capital and each of its funds are subject to annual independent audits and periodic examinations by the Securities and Exchange Commission.

Piper Capital is subject to capital requirements in several states in which it is registered as an investment advisor. Under requirements of the most restrictive state, excess net capital was $2.6 million at September 30, 1994. Capital requirements also apply to Piper Capital's subsidiary in Scotland where excess net capital was approximately $63,000 at September 30, 1994.

As a Minnesota trust company, Piper Trust is subject to the rules and regulations of the State of Minnesota and the Minnesota Department of Commerce. Regulatory examiners conduct periodic examinations of Piper Trust.

The laws, rules and regulations of the various federal, state and other regulatory bodies to which the businesses of Piper Jaffray, Piper Capital, and Piper Trust are subject are constantly changing. While management of the Registrant and its subsidiaries believes that they are currently in compliance in all material respects with all laws, rules and regulations applicable to its business, the effect of any such changes cannot be predicted.

Joint Venture

During fiscal 1993, the Company entered into a 50/50 joint venture with Midland Walwyn of Canada to develop and market an international group of mutual funds. The joint venture, Hercules International Management L.L.C., introduced the mutual funds in fiscal 1994. The Company is required to fund any losses from operations or cash needs of the joint venture on a 50/50 basis in the future.



Item 2. Properties

The Registrant conducts its operations through 74 retail and capital markets offices in 17 states, as well as London. All of its offices are leased with various expiration dates through 2006. See Note 7 of the Notes to Consolidated Financial Statements filed herein for information concerning leases.

Item 3. Legal Proceedings

The Company is involved in various lawsuits or threatened lawsuits incidental to the securities business. Some of these actions are described in more detail below:

Institutional Government Income Portfolio

     A. In Re: Piper Funds, Inc. Institutional Government Income Portfolio Litigation (United States District Court, District of Minnesota).

     This is a consolidated putative class action in which claims brought by eleven persons or entities have been consolidated under the title
     In Re: Piper Funds Inc. Institutional Government Income Portfolio Litigation (United States District Court, District of Minnesota), pursuant to an Amended Consolidated Class Action Complaint filed on October 5, 1994. The named plaintiffs in that Amended Consolidated Class Action Complaint purport to represent a class of individuals and groups who purchased shares of the Piper Jaffray Institutional Government Income Portfolio, an open-ended fund managed by Piper Capital Management Incorporated, during the period from July 1, 1991, through May 9, 1994.

     The Amended Consolidated Class Action Complaint alleges violation of Sections 11 and 12 (2) of the Securities Act of 1933, as amended (the "Securities Act"); violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and Rule 10b-5 promulgated thereunder; violation of Sections 13(a)(3), 18(f), 34(b) and 36(b) of the Investment Company Act of 1940, as amended (the "Investment Company Act"); violation of Section 80A.01 of the Minnesota Statutes; negligent misrepresentation; and breach of fiduciary duty. Plaintiffs seek rescission or damages, plus prejudgment interest, and attorneys' fees and costs. The Amended Consolidated Complaint claims that the Institutional Government Income Portfolio lost 24.6% of its value during the period from January 1, 1994 to May 6, 1994. The Amended Consolidated Complaint does not specify an amount of damages sought.

     Although the plaintiffs in this consolidated action allege that it has been brought as a class action, the Court has not yet determined whether a class will be certified. The defendants filed an Answer to the Consolidated Class Action Complaint on October 21, 1994, in which the defendants deny liability.

     The Company intends to defend the litigation vigorously. It is impossible to predict the outcome of this litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.

     B. Other Lawsuits and Arbitration Claims Brought by Investors in Institutional Government Income Portfolio

     The Company is party to the following actions which are based on claims similar to those asserted In Re: Piper Funds, Inc. Institutional
     Government Income Portfolio   Litigation.  These actions are at various
     stages of development.

     Idaho Association of Realtors, Inc., a non-profit Idaho corporation
     v. Piper Funds, Inc. Institutional Government Income Portfolio; Piper Capital Management Incorporated; Piper Jaffray, Inc.; Piper Jaffray Companies Inc.; William H. Ellis and Edward J. Kohler. (Putative class action, United States District Court, District of Idaho).

     Gary Pashel and Gregg S. Hayutin, Trustees of the Mae Pashel Trust;
     Mae Pashel, individually; Gary Pashel and Michael H. Feinstein, Trustees of the Robert Hayutin Insurance Trust; Dennis E. Hayutin, Gregg S. Hayutin and Gary Pashel, Trustees of the Marie Ellen Hayutin Trust v. Piper Funds, Inc., Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies, Inc. (Individual action, United States District Court, District of Colorado).

     Eltrax Systems, Inc. v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc., William H. Ellis and Edward J. Kohler. (Individual action, United States District Court for the District of Minnesota).

     Fredrikson & Byron, P.A., Bertin A. Bisbee, William J. Brody, John P. Byron, and Richard R. Hansen, as Trustees of the Fredrikson & Byron, P.A. Money Purchase Pension Plan, Fredrikson & Byron, P.A. Money Purchase Pension Trust, Fredrikson & Byron, P.A. Profit Sharing Plan and Fredrikson & Byron, P.A. Profit Sharing Trust v. Piper Jaffray Incorporated, Piper Capital Management Incorporated, Worth Bruntjen, and John Gibas. (Arbitration claim, National Association of
     Securities Dealers Arbitration).

     The Company intends to defend these actions vigorously. It is impossible to predict the outcome of this litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.

Managers Intermediate Mortgage Fund

     Florence R. Hosea, Bobby W. Hosea, Getrud B. Dale and Peter M. Dale, Andrew Poffel and Diane Poffel as tenants by the Entireties, Myrone Sarone, Donna M. DiPalo, Bernard B. Geltner as IRA custodian, IRA and Bernard B. Geltner and Gail Geltner and Paul Delman v. The Managers Funds, the Managers Funds, L.P., Robert P. Watson, Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen,
     Evaluation Associates, Inc. and Managers Intermediate Mortgage Fund (United States District Court, District of Connecticut).

Plaintiffs filed this putative class action lawsuit on September 26, 1994. Plaintiffs purport to represent a class of persons who purchased shares in the Managers Intermediate Mortgage fund ("Intermediate") from May 1, 1992, through June 14, 1994. Intermediate is a no-load, open-end mutual fund that is generally managed by The Managers Funds, L.P. ("Managers") and is sub-managed by Piper Capital.

Plaintiffs allege that defendants made false and misleading statements "regarding the investment policies of Intermediate, the composition of its portfolio, and the actual value thereof." Plaintiffs allege violation of Sections 11 and 12(2) of the Securities Act; violation of Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; violation of Sections 13(a)(3) and 34(b) of the Investment Company Act; negligent misrepresentation; breach of fiduciary duty; and common law fraud. Plaintiffs seek rescission or monetary damages, plus prejudgment interest, punitive damages "where appropriate", and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

Although the plaintiffs in this action allege that it has been brought as a class action, the Court has not yet determined whether a class will be certified. The defendants have filed a motion to dismiss the complaint in its entirety. The defendants deny liability, and the Company intends to defend the litigation vigorously. It is impossible to predict the outcome of this litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.

     Karen E. Kopelman v. The Managers Fund, The Managers Funds, L.P., Robert
     P. Watson, Piper Capital Management, Inc., Piper Jaffray, Inc., Worth Bruntjen, Evaluation Associates, Inc. and Managers Intermediate Mortgage Fund.

Plaintiff, an investor in the Managers Intermediate Mortgage Fund
("Intermediate"), filed this putative class action lawsuit on November 4, 1994. Plaintiff purports to represent a class of persons who purchased shares of Intermediate during the period from May 1, 1992, through June 13, 1994, a class subsumed within that identified in the Hosea case.

Plaintiff alleges violations of Section 11 and 12(2) of the Securities Act; violation of Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; violation of Sections 13(a)(3), 34(b) and 36(b) of the Investment Company Act; negligent misrepresentation; breach of fiduciary duty; and common law fraud. Plaintiff seeks rescission or monetary damages, plus prejudgment interest, punitive damages "where appropriate", and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. It is expected that this action will be consolidated, at least for the purposes of discovery, with the Hosea lawsuit described immediately above. The defendants have filed a motion to dismiss the complaint in its entirety. The defendants deny liability, and the Company intends to defend the litigation vigorously. It is impossible to predict the outcome of the outstanding litigation, and, at the present time, the effect of this litigation on the consolidated financial statements cannot be determined.

Adjustable Rate Term Trusts 1998 and 1999

     Herman D. Gordon, on Behalf of Himself and All Others Similarly Situated
     v. American Adjustable Rate Term Trust Inc. 1998; American Adjustable Rate Trust Inc. 1999; Piper Capital Management Incorporated; Piper Jaffray Inc.; Piper Jaffray Companies Inc.; Benjamin Rinkey; Jeffrey Griffin; Charles N. Hayssen and Edward J. Kohler.

Plaintiff, an investor in the American Adjustable Rate Term Trusts Inc. 1998 and 1999 ("Trusts"), filed this putative class action lawsuit on October 20, 1994. Plaintiff purports to represent a class of persons who purchased shares in the Trusts during the period from January 23, 1992, through June 30, 1994.

Plaintiff alleges violation of Sections 11, 12(2) and 15 of the Securities Act; violation of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiff seeks rescission or damages, plus interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. Although the defendants have not yet filed a formal answer, the defendants deny liability. The Company intends to defend the litigation vigorously. It is impossible to predict the outcome of the outstanding litigation, and, at the present time, the effect of this litigation on the consolidated financial statements cannot be determined.

Shareholder Litigation

     A. Edward McDaid v. Piper Jaffray Companies Inc., Addison L. Piper and William H. Ellis (United States District Court, District of Delaware).

     On August 26, 1994, Edward B. McDaid filed this putative class action lawsuit against Piper Jaffray Companies Inc. ("PJCI"), Addison L. Piper, and William H. Ellis. McDaid purports to represent a class of persons who purchased PJCI common stock during the period from May 12, 1993, through August 24, 1994. McDaid, an owner of 400 shares of PJCI common stock, alleges that PJCI and the individual defendants made misleading statements and omissions which artificially inflated the market price of PJCI common stock throughout the class period.

     Plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiff seeks damages, plus prejudgment interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

     Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. The defendants' motion to dismiss on behalf of all defendants was denied on December 9, 1994. The defendants deny liability, and intend to defend this litigation vigorously. It is impossible to predict the outcome of the outstanding litigation, and, at the present time, the effect of this litigation on the consolidated financial statements cannot be determined.

     B. Ronald Goldstein, on behalf of himself and all others similarly situated v. Piper Jaffray Companies Inc., Addison L. Piper, William
        H. Ellis, and Charles N. Hayssen.

     Plaintiff, a shareholder of Piper Jaffray Companies Inc., filed this putative class action lawsuit against Piper Jaffray Companies Inc., Addison L. Piper, William H. Ellis, and Charles N. Hayssen on October 25, 1994. Mr. Goldstein purports to represent a class of persons who purchased PJCI common stock during the period from November 2, 1993, through August 24, 1994.

     Plaintiff in this action makes similar, although not identical, allegations to those made by the plaintiff in the McDaid lawsuit described immediately above. Plaintiff seeks damages, plus prejudgment interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

     Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. It is expected that this case and McDaid will be consolidated. Although the defendants have not yet filed a formal answer, the defendants deny liability. The Company intends to defend the litigation vigorously. It is impossible to predict the outcome of the outstanding litigation, and, at the present time, the effect of this litigation on the consolidated financial statements cannot be determined.

Managers Short Government Income Fund

     Robert Fleck, on behalf of himself and all others similarly situated
     v. The Managers Funds, The Managers Funds, L.P., Piper Jaffray, Inc., Piper Capital Management Incorporated, Worth Bruntjen, Evaluation Associates, Inc., Robert P. Watson, John E. Rosati, William M. Graulty, Madeline H. McWhinney, Steven J. Paggioli, Thomas R. Schneeweis and Managers Short Government Fund, F/K/A Managers Short Government Income Fund.

Plaintiff, a shareholder of the Managers Short Government Income Fund ("Managers Short"), filed this putative class action lawsuit on November 18, 1994. Plaintiff purports to represent a class of persons who purchased shares of Managers Short during the period from May 1, 1993, through September 12, 1994.

Plaintiff alleges violation of Sections 11 and 12(2) of the Securities Act; violation of Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; violation of Sections 13(a)(3) and 34(b) of the Investment Company Act; and negligent misrepresentation. Plaintiff seeks rescission and monetary damages, plus prejudgment interest, punitive damages if appropriate, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

Although the plaintiffs in this action allege that it has been brought as a class action, the Court has not yet determined whether a class will be certified. The defendants have filed a motion to dismiss the complaint in its entirety. The defendants deny liability, and the Company intends to defend the litigation vigorously. It is impossible to predict the outcome of this litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.

Minnesota Orchestral Association

     Minnesota Orchestral Association v. Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

The claimant, a nonprofit organization, alleges that (i) Piper Capital breached a September 14, 1993 investment management agreement with claimant by virtue of investments in derivative securities; (ii) Piper Capital breached its fiduciary duties to claimant by virtue of investment in "unsuitable derivative securities, without [claimant's] knowledge or consent and contrary to [claimant's] directions and expectations, and by failing to disclose such investment strategy until after the portfolio had sustained huge losses . . .;
(iii) Piper Capital misrepresented material facts to claimant and failed to disclose to claimant that, in order to achieve higher returns than other investment advisors on claimant's bond portfolio, Piper Capital had to invest heavily in derivative securities; (iv) Piper Capital violated the Minnesota Securities Act and (v) Piper Jaffray and Piper Jaffray Companies are liable under the Minnesota securities laws as controlling persons of Piper Capital;
(vi) Piper Capital violated the Minnesota Consumer Fraud Act; and (vii) Piper Capital violated The Investment Advisers Act. Claimant alleges that it has incurred damages in the principal amount of at least $5,513,077, and requests "an award of substantial damages . . . along with an award of reasonable attorneys' fees, forum fees, costs and disbursement . . ."

The claimant has furnished the defendant with a courtesy copy of its Statement of Claim, however, this arbitration has not yet been formally commenced. Although the defendants have not yet filed an answer, the defendants deny liability. The company intends to defend the arbitration vigorously. Although it is impossible to predict the outcome of the outstanding litigation, in the opinion of management of the Company, after consultation with counsel, the resolution of the claims related to this arbitration will have no material adverse effect on the consolidated financial statements.

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

The plaintiffs in the first-filed lawsuit originally brought their complaint as a purported class action relating to the $63.25 million offering of convertible subordinated debentures of BPCO in August 1989, for which Piper Jaffray was a co-managing underwriter in a syndicate led by Kidder, Peabody & Co. and secondary trading in BPCO's Common Stock from August 1989 through the inception of BPCO's bankruptcy proceeding in January 1992. The plaintiffs in their complaint alleged violations of federal and state securities laws, common law fraud and negligent misrepresentation. On March 14, 1994, the plaintiffs filed a motion to amend their complaint seeking leave to add additional parties and claims. The proposed amended complaint seeks to add claims under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and to expand the class period, under a common law fraud theory, to include the $22.5 million initial public offering of BPCO's Common Stock in August 1986, for which Piper Jaffray acted as the sole underwriter, and the $31 million secondary offering of BPCO's Common Stock in August 1987, for which Piper Jaffray acted as co-managing underwriter. In addition to actual damages, the proposed amended complaint also seeks treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On April 29, 1994, motions to dismiss brought by Piper Jaffray and the other underwriter defendants with respect to the plaintiffs' claims of violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, conspiracy, aiding and abetting, common-law fraud and negligent misrepresentation were granted. The judge in the case certified to the Utah Supreme Court issues related to the plaintiffs' claims under the Utah Uniform Securities Act and further denied plaintiffs' March 14, 1994 motion for leave to file an amended complaint as premature. The plaintiffs were given leave to amend all dismissed claims except the conspiracy and aiding and abetting claims under Section 10(b), which were dismissed with prejudice. By date of June 14, 1994, plaintiffs served a second amended complaint, realleging claims under Sections 11 and 15 of the Securities Act and
Section 10 of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs also asserted RICO claims and claims under the Utah Uniform Securities Act, among others. On August 2, 1994, Piper Jaffray and the other defendants moved to dismiss the RICO, Securities Exchange Act and Utah Uniform Securities Act claims and that motion is pending.

The second lawsuit was brought by the BPCO bankruptcy trustee. The most recent amendment to the complaint filed on September 7, 1994 asserts conspiracy, RICO, common law fraud, breach of fiduciary duty and similar theories arising out of the activities of BPCO from approximately 1984 through the inception of its bankruptcy proceeding. The plaintiff seeks actual damages, treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On October 7, 1994, the plaintiff served its preliminary damage calculations indicating that it sought $647,346,549 in damages (before trebling under RICO) from the Company. The plaintiff seeks a similar amount from the other defendant underwriters and BPCO's accountants, attorneys, lenders and others. Piper Jaffray and other defendants have made motions to dismiss the complaint or for a judgment on the pleadings which are currently pending and the case is in the discovery stage.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1994.


                                     PART II

All information required in Part II, Items 5 - 8 is contained in the 1994 Annual Report to Shareholders, incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.


                                    PART III

All information required in Part III, Items 10-13 will be contained in the Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Shareholders, incorporated herein by reference.


                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)

1. Consolidated financial statements:

   Independent Auditors' Report
   Consolidated Statements of Financial Condition
   Consolidated Statements of Income
   Consolidated Statements of Shareholders' Equity
   Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements

   Incorporated herein by reference is the 1994 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

2. Financial statement schedules:

   Schedule III - Condensed Financial Information of Registrant (filed herewith on pages 18-20)

   Schedules not listed above have been omitted because they are either not applicable or the required information has been given in the Consolidated Financial Statements or notes thereto.

(b)

   Reports on Form 8-K

   The Registrant was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended September 30, 1994.

(c)

Exhibits:

 3.1 Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated January 30, 1992, Commission File No. 1-7421).

 3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated January 30, 1992, Commission File No. 1-7421).

 3.3 Certificate of Ownership & Merger dated April 8, 1992, amending the Restated Certificate of Incorporation of the Registrant to change the Registrant's name to Piper Jaffray Companies Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended March 27, 1992, Commission File No. 1-7421).

 4.1 Indenture dated July 19, 1988 between Premier Acceptance Corporation, a wholly owned subsidiary of the Registrant, as issuer, and First Trust National Association, as trustee, relating to the subsidiary's issuance of mortgage-backed bonds (incorporated by reference to Exhibit A to Premier Acceptance Corporation's Form 8-K dated July 22, 1988, Commission File No.'s 33-21775, 33-25070, 33-33261).*

 4.2 Indenture dated as of November 23, 1988 between Premier Acceptance Corporation, as issuer, and First Bank National Association , as trustee (incorporated by reference to Exhibit 4.1 to Premier Acceptance Corporation's Form 8-K dated November 23, 1988, Commission File No.'s 33-21775, 33-25070, 33-33261).*

10.1 Amended and Restated Limited Liability Company Agreement among the Registrant, Midland Walwyn Capital Corporation and Hercules International Management L.L.C. dated October 18, 1993. (incorporated by reference to
     Exhibit 10.1 of the Registrant's Form 10-K for the fiscal year ended September 30, 1993, Commission File No. 1-7421).

10.2 Lease Agreement between the Registrant and OB Joint Venture II dated as of March 31, 1983, including amendments thereto through September 27, 1991, (portions of the lease have been omitted pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated January 30, 1992, Commission File No. 1-7421).

10.3 1983 Book Value Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's S-8 Registration Statement dated January 30, 1987, Commission File No. 33-11657).

10.4 Deferred Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated January 30, 1992, Commission File No. 1-7421).

10.6 Piper Capital Management Incorporated 1988 Phantom Share Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated February 25, 1992, Commission File No. 1-7421).

10.7 Piper Jaffray Inc. Participating Bonus Agreement for Premier Acceptance Corporation Transactions (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated February 25, 1992, Commission File No. 1-7421).

10.8 1993 Omnibus Stock Plan of the Registrant (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on January 28, 1993, Commission File No. 1-
     7421).

10.9 Piper Jaffray Companies Stock Investment Plan (incorporated by reference to Exhibit 4.03 of the Registrant's Form S-8 dated June 4, 1994, Commission File No. 033-53979).

10.10 Piper Jaffray Companies Inc. 1995 Executive Performance Bonus Plan (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1995, Commission File No. 1-7421)

11   Statement Re: Computation of Per Share Earnings

13   1994 Annual Report to Shareholders

22   Subsidiaries of the Registrant

23   Independent Auditors' Consent

27   Financial Data Schedule

* Premier Acceptance Corporation has filed Registration Statements under the Securities Act pursuant to which $900,000,000 in aggregate principal amount of mortgage-backed bonds were registered under the Securities Act. The bonds are issued in series pursuant to series supplements and supplemental indentures referenced in Item 14(a)(3) of Premier Acceptance Corporation's Form 10-K for the fiscal year ended September 25, 1992. Norwest Bank Minnesota, National Association was appointed successor Trustee under the Indentures in 1991.




                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Piper Jaffray Companies Inc.
                           (Registrant)

Dated: December 21, 1994

                           By:


                           /s/ Addison L. Piper
                           Addison L. Piper
                           Chairman and Chief Executive Officer, and Director


                           /s/ William H. Ellis
                           William H. Ellis
                           President and Chief Operating Officer, and Director


                           /s/ Charles N. Hayssen
                           Charles N. Hayssen
                           Managing Director and Chief Financial Officer


                           /s/ Deborah K. Roesler
                           Deborah K. Roesler
                           Managing Director and Controller



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature              Title        Signature                  Title


/s/ Karen M. Bohn      Director     /s/ Gary M. Petrucci       Director
Karen M. Bohn                       Gary M. Petrucci


/s/ David P. Crosby    Director     /s/ DeLos V. Steenson       Director
David P. Crosby                     DeLos V. Steenson


/s/ Dan L. Lastavich   Director     /s/ Richard J. Stream       Director
Dan L. Lastavich                    Richard J. Stream


/s/ Kathy Halbreich    Director
Kathy Halbreich


Dated:  December 21, 1994

                           INDEPENDENT AUDITORS' REPORT








Board of Directors
Piper Jaffray Companies Inc.
Minneapolis, Minnesota


We have audited the consolidated financial statements of Piper Jaffray Companies Inc. and subsidiaries as of September 30, 1994 and 1993, and for each of the three years in the period ended September 30, 1994, and have issued our report thereon dated November 8, 1994 (which includes an explanatory paragraph regarding an uncertainty relating to litigation described in Note 7); such consolidated financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Piper Jaffray Companies Inc. and subsidiaries, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/  Deloitte & Touche LLP




Minneapolis, Minnesota
November 8, 1994





















                                                                  Schedule III



                        PIPER JAFFRAY COMPANIES INC.
                            Parent Company Only

                           (Dollars in thousands)


                      Condensed Statements of Income


                                 Year Ended      Year Ended       Year Ended
                                September 30    September 30     September 25
                                    1994            1993             1992
Revenues

Interest income                      $   460         $   350          $   317
Land and facilities rental               698             515              371
                                    ---------       ---------        ---------
                                       1,158             865              688

Expenses

Interest expense                         296               -                -
Loss on investments                    3,841             404                -
Employee compensation                      -               -              192
Amortization of leasehold
  improvements                           548             284              164
Other operating expenses                  38               3                7
                                    ---------       ---------        ---------
                                       4,723             691              363

(Loss) income before income taxes
   and equity in earnings of
   subsidiaries                       (3,565)            174              325

Income tax (benefit) expense          (1,319)             70              126
                                    ---------       ---------        ---------
(Loss) income before equity
   in earnings of subsidiaries        (2,246)            104              199

Equity in net earnings of
   subsidiaries                       27,528          40,883           37,328
                                    ---------       ---------        ---------
Net income                           $25,282         $40,987          $37,527
                                    =========       =========        =========












                                                                  Schedule III


                        PIPER JAFFRAY COMPANIES INC.
                            Parent Company Only

                           (Dollars in thousands)
                Condensed Statements of Financial Condition



                                           September 30     September 30
                                               1994             1993


ASSETS

Cash                                           $      2         $      2
Investment in subsidiaries                      172,058          155,762
Leasehold improvements                            1,960            2,508
Prepaid employee benefits                         5,791            4,584
Firm investments, at estimated market value      13,098            4,247
Advances to subsidiaries                              -            3,630
Deferred income tax asset                           704                -
Other assets                                          4                -
                                              ----------       ----------
                                               $193,617         $170,733
                                              ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Short-term borrowings                          $ 10,000         $      -
Employee benefits payable                         5,791            8,448
Advances from subsidiaries                        6,895                -
Federal and state income taxes                    1,281            3,462
Deferred income taxes                                 -              911
Other liabilities                                 1,847                -
                                              ----------       ----------
                                                 25,814           12,821

Shareholders' equity
   Common stock                                  17,462           17,531
   Additional paid-in capital                     7,163            6,829
   Retained earnings                            146,601          133,552
   Less treasury stock, at cost                  (3,423)               -
                                              ----------       ----------
                                                167,803          157,912
                                              ----------       ----------
                                               $193,617         $170,733
                                              ==========       ==========











                                                                  Schedule III


                            PIPER JAFFRAY COMPANIES INC.
                                Parent Company Only

                               (Dollars in thousands)
                         Condensed Statements of Cash Flows




                                    Year Ended     Year Ended     Year Ended
                                   September 30   September 30   September 25
                                       1994           1993           1992


Net cash flows from
  operating activities *               $  6,667       $  6,725       $  5,962

Investing activities:

Other changes in investment
  in subsidiaries                        (1,276)        (1,327)          (609)
Net additions to
  leasehold improvements                      -         (1,349)          (440)
                                      ----------     ----------     ----------
Net cash used by investing
  activities                             (1,276)        (2,676)        (1,049)

Financing activities:

Short-term borrowings                    10,000              -              -
Net common stock issued                   1,658          4,613          2,954
Dividends paid                          (12,233)        (8,662)        (5,945)
Acquisition of treasury stock            (4,816)             -         (1,922)
                                      ----------     ----------     ----------
Net cash used by financing activities    (5,391)        (4,049)        (4,913)
                                      ----------     ----------     ----------

Increase (decrease) in cash                   -              -              -

Cash at beginning of year                     2              2              2
                                      ----------     ----------     ----------
Cash at end of year                    $      2       $      2       $      2
                                      ==========     ==========     ==========


* Net cash flows from operating activities includes dividends received from subsidiaries of $12,233, $8,662, and $5,945 for fiscal years 1994, 1993, and 1992, respectively.









                                    INDEX TO EXHIBITS


Exhibit Description of Exhibit                                             Page

3.1     Restated Certificate of Incorporation of the Registrant
        (incorporated by reference to Exhibit 3.1 of the Registrant's
        Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated January 30, 1992, Commission File No.
        1-7421).                                                              *

3.2     Bylaws of the Registrant (incorporated by reference to
        Exhibit 3.2 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated January
        30, 1992, Commission File No. 1-7421).                                *

3.3     Certificate of Ownership & Merger dated April 8, 1992,
        amending the Restated Certificate of Incorporation of the
        Registrant to change the Registrant's name to Piper Jaffray
        Companies Inc. (incorporated by reference to Exhibit 3.3 to the Registrant's Form 10-Q for the quarter ended March 27,
        1992, Commission File No. 1-7421).                                    *

4.1     Indenture dated July 19, 1988 between Premier Acceptance
        Corporation, a wholly owned subsidiary of the Registrant, as issuer, and First Trust National Association, as trustee,
        relating to the subsidiary's issuance of mortgage-backed
        bonds (incorporated by reference to Exhibit A to Premier
        Acceptance Corporation's Form 8-K dated July 22, 1988,
        Commission File No.'s 33-21775, 33-25070, 33-33261). **               *

4.2     Indenture dated as of November 23, 1988 between Premier
        Acceptance Corporation, as issuer, and First Bank National
        Association, as trustee (incorporated by reference to
        Exhibit 4.1 to Premier Acceptance Corporation's Form 8-K
        dated November 23, 1988, Commission File No.'s 33-21775, 33-
        25070, 33-33261).  **                                                 *

10.1    Amended and Restated Limited Liability Company Agreement among the Registrant, Midland  Walwyn Capital Corporation and
        Hercules International Management L.L.C. dated October 18,
        1993 (incorporated by reference to Exhibit 10.1 of the
        Registrant's Form 10-K for the fiscal year ended September
        30, 1993, Commission File No. 1-7421).                                *

10.2    Lease Agreement between the Registrant and OB Joint Venture
        II dated as of March 31, 1983,  including amendments thereto through September 27, 1991, (portions of the lease have been omitted pursuant to Rule 24b-2 promulgated under the
        Securities Exchange Act of 1934) (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated
        January 30, 1992, Commission File No. 1-7421).                        *

10.3    1983 Book Value Stock Purchase Plan of the Registrant
        (incorporated by reference to Exhibit 10.3 of the Registrant's
        S-8 Registration Statement dated January 30, 1987,
        Commission File No.  33-11657).                                       *


Exhibit Description of Exhibit                                             Page

10.4    Deferred Compensation Plan of the Registrant (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8
        dated January 30, 1992, Commission File No. 1-7421).                  *

10.6    Piper Capital Management Incorporated 1988 Phantom Share
        Incentive Bonus Plan (incorporated by reference to Exhibit
        10.6 of the Registrant's Form 10-K for the fiscal year ended
        September 27, 1991, as amended by Form 8 dated February 25,
        1992, Commission File No. 1-7421).                                    *

10.7    Piper Jaffray Inc. Participating Bonus Agreement for Premier
        Acceptance Corporation Transactions (incorporated by
        reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form
        8 dated February 25, 1992, Commission File No. 1-7421).               *

10.8    1993 Omnibus Stock Plan of the Registrant (incorporated by reference to Appendix A to the Registrant's definitive Proxy
        Statement for the Annual Meeting of Shareholders held on
        January 28, 1993, Commission File No. 1-7421).                        *

10.9    Piper Jaffray Companies Stock Investment Plan (incorporated by reference to Exhibit 4.03 of the Registrant's Form S-8
        dated June 4, 1994, Commission File No. 033-53979).                   *

10.10   Piper Jaffray Companies Inc. 1995 Executive Performance Bonus
        Plan (incorporated by reference to Appendix A to the
        Registrant's definitive Proxy Statement for the Annual
        Meeting of Shareholders held on January 25, 1995, Commission
        File No. 1-7421)                                                      *

11      Statement Re: Computation of Per Share Earnings

13      1994 Annual Report to Shareholders

22      Subsidiaries of the Registrant

23      Independent Auditors' Consent

27      Financial Data Schedule


*   Incorporated by reference

** Premier Acceptance Corporation has filed Registration Statements under the Securities Act pursuant to which $900,000,000 in aggregate principal amount of mortgage-backed bonds were registered under the Securities Act. The bonds are issued in series pursuant to series supplements and supplemental indentures referenced in Item 14(a)(3) of Premier Acceptance Corporation's Form 10-K for the fiscal year ended September 25, 1992. Norwest Bank Minnesota, National Association was appointed successor Trustee under the Indentures in 1991.





                                                                     Exhibit 11


                           PIPER JAFFRAY COMPANIES INC.

                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS

            (Unaudited, amounts in thousands except per share data)


                                   September 30    September 30    September 25
                                       1994            1993            1992

PRIMARY NET INCOME PER SHARE:

Net Income                            $  25,282       $  40,987      $   37,527
                                     ===========     ===========    ============
Average number of common and common
equivalent shares outstanding:

Average common shares outstanding        17,455          17,313          17,005

Dilutive effect of CSE's:
  Book Value Plan Options                   312             375               *
  Executive Incentive Stock Options         178             259               *
                                     -----------     -----------    ------------
                                         17,945          17,947          17,005
                                     ===========     ===========    ============

Primary earnings per share            $    1.41       $    2.28      $     2.21
                                     ===========     ===========    ============


NET INCOME PER SHARE ASSUMING
FULL DILUTION:

Net Income                            $  25,282       $  40,987      $   37,527
                                     ===========     ===========    ============

Average number of common and common
equivalent shares outstanding:

Average common shares outstanding        17,455          17,313          17,005

Dilutive effect of CSE's:
  Book Value Plan Options                   312             375               *
  Executive Incentive Stock Options         178             259               *
                                     -----------     -----------    ------------
                                         17,945          17,947          17,005
                                     ===========     ===========    ============

Fully diluted net income per share    $    1.41       $    2.28      $     2.21
                                     ===========     ===========    ============

* Less than 3% dilution





                                                              Exhibit 13

Financial Summary

(Dollars in thousands, except per share amounts)

Fiscal years ending
September                   1994      1993      1992      1991      1990

Revenue
Commissions             $147,539  $128,940  $103,292  $ 82,290  $ 72,958
Profits on principal
  transactions           101,381    95,656    85,950    72,361    55,751
Investment banking        61,146   112,829   101,521    61,367    36,152
Interest                  24,792    19,110    17,994    17,941    17,978
Asset management fees     51,917    40,811    28,649    18,420    12,511
Other income              10,736    13,379    22,613    12,095     8,418
                       --------------------------------------------------
     Total revenue       397,511   410,725   360,019   264,474   203,768
                       --------------------------------------------------
Expenses
Employee compensation    245,567   254,198   220,171   161,162   123,019
Other operating
  expenses               104,572    83,441    74,475    66,983    57,895
Interest expense           7,242     4,774     3,956     5,558     6,154
                       --------------------------------------------------
     Total expenses      357,381   342,413   298,602   233,703   187,068
                       --------------------------------------------------
Income Before
  Income Taxes            40,130    68,312    61,417    30,771    16,700
Income Taxes              14,848    27,325    23,890    11,460     6,400
                       --------------------------------------------------
Net Income              $ 25,282  $ 40,987  $ 37,527  $ 19,311  $ 10,300
                       ==================================================
Per Share Data
Net income                 $1.41     $2.28     $2.21     $1.16     $ .63
Dividends                    .70       .50       .35       .28       .25
Shareholders' equity        9.76      9.01      7.05      5.21      4.31

Other Data (At year end)
Total assets            $584,447  $535,146  $480,554  $614,859  $592,012
Shareholders' equity    $167,803  $157,912  $120,447  $ 87,474  $ 71,268
Common shares
  outstanding
  (In thousands)          17,188    17,531    17,089    16,783    16,530
Total full-time
  employees                2,658     2,427     2,165     1,928     1,933
Total retail branch
  offices                     74        72        67        63        63
Piper Capital assets
  under management
  (In billions)            $11.6     $12.0     $ 8.9     $ 5.4     $ 3.6

The Company and/or its subsidiaries are defendants in lawsuits. See Note 7 to the consolidated financial statements. The dividend amount shown for 1990 excludes a special $1 per share dividend paid in January 1991.




Management's Financial Discussion

Business Environment

Piper Jaffray Companies Inc. is principally engaged in general securities brokerage, corporate and public finance services and investment management. These businesses are highly competitive and sensitive to many factors, including the volatility and price level of securities markets, the volume, size and timing of securities transactions, the demand for investment banking services and the level and volatility of interest rates. In addition, a significant portion of the Company's expenses, including salaries and benefits, occupancy and communications, are relatively fixed and do not vary with market activity. Consequently, the Company's revenue and net income have been and may continue to be subject to wide fluctuations.

The accompanying table summarizes the changes in the major categories of revenue and expenses for the past two years.

                          Increase (Decrease)       Increase (Decrease)
                             1994 vs. 1993             1993 vs. 1992
(In thousands)                Amount     %              Amount     %

Revenue

Commissions                 $ 18,599    14            $ 25,648    25
Profits on
  principal transactions       5,725     6               9,706    11
Investment banking           (51,683)  (46)             11,308    11
Interest                       5,682    30               1,116     6
Asset management fees         11,106    27              12,162    42
Other income                  (2,643)  (20)             (9,234)  (41)
                           ----------  ----          ----------  ----
     Total revenue           (13,214)   (3)             50,706    14
                           ----------  ----          ----------  ----
Expenses

Employee compensation         (8,631)   (3)             34,027    15
Floor brokerage
  and clearance                  869    13                 343     6
Interest                       2,468    52                 818    21
Occupancy and equipment        2,463    10               3,532    16
Communications                 3,134    28               1,737    18
Travel and promotional         2,264    17                 945     8
Other operating expenses      12,401    46               2,409    10
                           ----------  ----          ----------  ----
     Total expenses           14,968     4              43,811    15
                           ----------  ----          ----------  ----
Income Before Income Taxes   (28,182)  (41)              6,895    11
Income Taxes                 (12,477)  (46)              3,435    14
                           ----------  ----          ----------  ----
Net Income                  $(15,705)  (38)           $  3,460     9
                           ==========  ====          ==========  ====

Operations

Fiscal 1994 vs. Fiscal 1993

After five consecutive years of record revenue, the Company's revenue in fiscal 1994 declined. Favorable conditions in the securities industry characterized the first half of the fiscal year. In the second quarter of fiscal 1994, interest rates began to rise, lowering stock and bond prices and dampening commissions, underwriting volume and trading profits. Revenue in fiscal 1994 of $397.5 million was down 3 percent ($13.2 million), while expenses grew 4 percent ($15.0 million), resulting in a 38 percent ($15.7 million) decline in net income, from $41.0 million in fiscal 1993 to $25.3 million in fiscal 1994. Earnings per share also declined 38 percent, from $2.28 to $1.41. The weighted average number of common shares and common share equivalents outstanding was largely unchanged at 17,945,000 shares.

Commission revenue, or the income realized in securities transactions in which the Company acts as agent, increased 14 percent ($18.6 million) in fiscal 1994. The growth was the result of generally favorable equity market performance and volume during much of the fiscal year and continuing growth of the sale of mutual funds and annuity products, which were up 22 percent ($10.7 million).

Profits on principal transactions, or the income realized in securities transactions in which the Company acts as principal in the secondary market trading of the securities, increased 6 percent ($5.7 million). Despite interest rate increases during the Company's third and fourth quarter and resulting modest losses on fixed income inventory positions, fixed income trading revenue grew 10 percent ($4.3 million) in fiscal 1994. Investment banking revenue declined in fiscal 1994 by 46 percent ($51.7 million) due to the absence of closed-end bond fund underwritings, which were a significant source of revenue in prior years, and a slowdown in municipal underwritings.

Interest income increased 30 percent ($5.7 million), consistent with both the growth in customer margin loans receivable and an increase in interest rates during the year. Asset management fees grew 27 percent ($11.1 million) in fiscal 1994, reflecting the continuing strong growth of the Company's investment management and trust businesses. Finally, other income declined
20 percent ($2.6 million) due principally to the start-up losses recognized on the Company's joint venture in Hercules International Management L.L.C. The Company is responsible for one-half of the joint venture's expense and anticipates recognizing a net loss in connection with the venture during fiscal 1995.

The Company's expenses grew 4 percent ($15.0 million) in the past year, with a slight decrease in compensation being offset by increases in all other expenses. Compensation declined 3 percent ($8.6 million) due to decreases in revenue-based broker compensation and profit-based incentive compensation. Floor brokerage and clearance expenses grew 13 percent ($0.9 million), in line with the growth in commission revenue on which they are generally based. Interest expense increased 52 percent ($2.5 million) in fiscal 1994 as bank borrowings grew to finance greater margin loans to customers and interest rates increased. Reflecting a continuing upgrade and modest growth in the Company's branch offices and depreciation on significant technology expenditures, occupancy and equipment expense increased 10 percent ($2.5 million) this past year. Communication expense also grew, up 28 percent ($3.1 million), largely the result of increased market data services and related terminals.

Travel and promotional expenses were up 17 percent ($2.3 million) due to larger and more frequent investor conferences and additional image advertising. Finally, other operating expenses grew 46 percent ($12.4 million) in fiscal 1994 because of a $5 million cash infusion into the American Adjustable Rate Term Trust Inc. - 1995, a closed-end mutual fund managed by Piper Capital Management Incorporated. Other expenses also increased as a result of additions to estimated accruals for various exposures arising from uncollectible customer receivables, trading errors and litigation, which are ongoing factors in the securities industry. In addition, other expenses contain higher professional fees, including litigation expenses.

Fiscal 1993 vs. Fiscal 1992

Revenue in fiscal 1993 increased 14 percent ($50.7 million) to a record $410.7 million and was generally reflective of continuing favorable industry trends. Net income and net income per share in fiscal 1993 were also at record levels. Net income of $41.0 million was 9 percent ($3.5 million) higher than the previous year, while net income per share of $2.28 represented a 3 percent increase.

In fiscal 1993, commission revenue increased 25 percent ($25.6 million), with most of the growth attributable to increased listed equity commissions and mutual fund sales. Profits on principal transactions increased 11 percent ($9.7 million) due to growth in sales of over-the-counter equity securities. Investment banking revenue was also up 11 percent ($11.3 million) because of increased corporate equity and debt underwriting.

Despite significant growth in the Company's receivables from customers, or interest-bearing margin loans, interest revenue grew only 6 percent ($1.1 million), reflecting a lower average interest rate charged on those loans.

Asset management fees grew 42 percent ($12.2 million) in fiscal 1993 due to growth in assets under management at Piper Capital Management. Finally, other income decreased 41 percent ($9.2 million) because the net gain on the call of mortgage-backed bonds by Premier Acceptance Corporation in fiscal 1992 was not repeated to the same extent in fiscal 1993.

The Company's expenses grew 15 percent ($43.8 million) in fiscal 1993. Employee compensation increased 15 percent ($34.0 million) because of higher investment executive compensation on increased commission-based revenue, salaries associated with staff additions and higher profitability-based compensation such as incentive bonuses and retirement plan contributions. Interest expense increased 21 percent ($0.8 million), as bank borrowings grew on average during the year to finance increased margin loans to customers. Occupancy and equipment expenses grew 16 percent ($3.5 million) reflecting branch office growth, overall rent increases and increased depreciation on information technology equipment. Similarly, communications expenses grew 18 percent ($1.7 million) reflecting both the growth in investment executives in fiscal 1993 and the necessary related additional market data services and terminals. Finally, other operating expenses grew 10 percent ($2.4 million) in fiscal 1993 because of higher postage, insurance costs and licensing costs and additions to estimated accruals for various exposures arising from uncollectible customer receivables, trading errors and ongoing litigation.

Liquidity and Capital Resources

The Company has a liquid balance sheet. Most of the Company's assets consist of cash and assets readily convertible into cash. Securities inventories are stated at market value and are generally readily marketable. Customers' margin loans are collateralized by securities and have floating interest rates. Other receivables and payables with customers and other brokers and dealers usually settle within a few days. The Company's assets are financed by its equity capital, bank lines of credit and proceeds from securities lending, in addition to non-interest bearing liabilities such as checks and drafts payable, payables to customers and employee compensation payable. The fluctuations in cash flows from financing activities are directly related to operating activities due to the liquid nature of the Company's balance sheet.

The Company's securities broker/dealer, Piper Jaffray Inc. (Piper Jaffray) is required by Securities and Exchange Commission regulations to meet certain liquidity and capital standards. At Sept. 30, 1994, Piper Jaffray had net capital, as defined in the regulations, of approximately $80.2 million, which exceeded the minimum net capital requirements by approximately $72.5 million. Piper Jaffray's regulatory capital consists entirely of shareholder's equity.

The Company's margin loans to customers grew 19 percent in fiscal 1994 to $339.4 million, following a 32 percent increase in fiscal 1993. The Company regularly reviews the credit quality of these margin loans.

The Company's securities inventories consist principally of corporate and municipal debt obligations. Inventories are maintained generally to provide product and liquidity for the Company's customers rather than for firm investment or market speculation purposes and are kept at relatively low levels with relatively high turnover. At Sept. 30, 1994, approximately $3.7 million of such inventories were aged over 30 days. The Company's trading inventories do not contain a significant amount of securities which derive their value from other investment products (derivatives). The Company's investment management subsidiary, Piper Capital Management, manages mutual funds and other investment portfolios which do contain such derivatives.

In the ordinary course of business, the Company may hold high-yield debt obligations which are either unrated or rated below investment grade. At Sept. 30, 1994, Piper Jaffray held approximately $2.1 million of such securities in inventory. Consistent with Piper Jaffray's inventory pricing policy, these securities are recorded on a market value basis with unrealized gains and losses being recognized currently in earnings. During fiscal 1994, the Company invested $10 million in the Institutional Government Income Portfolio, a fixed income mutual fund managed by Piper Capital Management investing primarily in government securities, including various derivative securities. For the year ended Sept. 30, 1994, the impact of this investment was a loss of $0.5 million on a pre-tax basis.

The Company's growth during recent years has been financed principally by the earnings and borrowings of Piper Jaffray. The ability of Piper Jaffray to fund the activities of its parent or affiliates is subject to restrictions under applicable net capital rules as previously mentioned. The Company had a $10 million unsecured committed credit line, of which $10 million was outstanding at Sept. 30, 1994. On Oct. 7, 1994, the outstanding loan was paid in full and the credit line terminated. At Sept. 30, 1994, Piper Jaffray had available, at rates based on federal funds rates, up to $240 million pursuant to uncommitted credit lines collateralized by customers' excess margin securities and by securities inventories. In addition, Piper Jaffray had unsecured credit arrangements totaling $35 million.

On Nov. 23, 1994, Piper Jaffray entered into committed credit agreements totaling $185 million which are collateralized by customers' excess margin securities and which replace $145 million of uncommitted lines. Such agreements also include up to $45 million in uncommitted lines collateralized by securities inventories. In addition to the committed facilities, Piper Jaffray has up to an additional $55 million in uncommitted credit lines collateralized by customers' excess margin securities. All credit arrangements are at rates based on federal fund rates. Management believes that existing capital, funds from operations and current credit lines will be sufficient to finance the Company's business.

The Company and/or its subsidiaries are defendants in lawsuits relating to (1) the Institutional Government Income Portfolio, (2) American Adjustable Rate Term Trust Inc. - 1998 and American Adjustable Rate Term Trust Inc. - 1999, (3) Managers Intermediate Mortgage Fund, and (4) alleged statements and omissions made by Piper Jaffray Companies Inc. in public disclosures. The Company intends to defend these actions vigorously. It is impossible to predict the outcome of the outstanding lawsuits, and at the present time, the effect of these lawsuits on the consolidated financial statements and the Company's liquidity and capital resources cannot be determined. See Note 7 to the consolidated financial statements.


Inflation

The Company's net assets are primarily monetary, consisting of cash, securities inventories and receivables less monetary liabilities. These monetary net assets are generally liquid in nature and turn over rapidly and thus are not significantly affected by inflation. However, to the extent that inflation affects the Company's costs, such costs may not be readily recoverable in the price of its services.

Concern over inflation is one of the factors influencing the Federal Reserve's interest rate increases in 1994. Further actions by the Federal Reserve could cause rates to go higher, which could have an unfavorable impact on the Company's fiscal 1995 results, similar to the last half of fiscal 1994.


Effects of Recent Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits. The Company plans to adopt this statement in the first quarter of fiscal 1995, as required. See Notes 1 and 10 to the consolidated financial statements.






























Piper Jaffray Companies Inc.
Consolidated Statements of Income

                                Year Ended      Year Ended      Year Ended
                                  Sept. 30        Sept. 30        Sept. 25

(In thousands, except
per share amounts)                    1994            1993            1992
Revenue
Commissions                       $147,539        $128,940        $103,292
Profits on principal
  transactions                     101,381          95,656          85,950
Investment banking                  61,146         112,829         101,521
Interest                            24,792          19,110          17,994
Asset management fees               51,917          40,811          28,649
Other income                        10,736          13,379          22,613
                                 ----------      ----------      ----------
     Total revenue                 397,511         410,725         360,019
                                 ----------      ----------      ----------
Expenses

Employee compensation              245,567         254,198         220,171
Floor brokerage and clearance        7,433           6,564           6,221
Interest                             7,242           4,774           3,956
Occupancy and equipment             27,845          25,382          21,850
Communications                      14,468          11,334           9,597
Travel and promotional              15,425          13,161          12,216
Other operating expenses            39,401          27,000          24,591
                                 ----------      ----------      ----------
     Total expenses                357,381         342,413         298,602
                                 ----------      ----------      ----------
Income Before Income Taxes          40,130          68,312          61,417
Income Taxes                        14,848          27,325          23,890
                                 ----------      ----------      ----------
Net Income                        $ 25,282        $ 40,987        $ 37,527
                                 ==========      ==========      ==========

Net Income Per Common
  and Common Equivalent
  Share (Primary and
  Fully Diluted)                     $1.41           $2.28           $2.21

Weighted Average Number
  of Common and Common
  Equivalent Shares Outstanding     17,945          17,947          17,005




See accompanying notes to consolidated financial statements.










Piper Jaffray Companies Inc.
Consolidated Statements of Shareholders' Equity

                                                Additional                                          Total
                               Common Stock        Paid-in       Retained     Treasury      Shareholders'
(In thousands, except        Shares    Amount      Capital       Earnings        Stock             Equity
share and per share
amounts)

Balances at
Sept. 27, 1991           16,782,852   $16,783       $1,772        $68,919      $     -            $ 87,474

Net income                                                         37,527                           37,527
Net stock issued:
  Book value stock
    purchase plan           488,790       483        2,336                          58               2,877
  Executive incentive
    stock option plan        18,200        18           59                                              77
Cash dividends -
  $.35 per share                                                   (5,945)                          (5,945)
Tax benefit of cash
  dividend to ESOP                                                    359                              359
Treasury stock acquired    (201,000)                                            (1,922)             (1,922)
                        ------------ ---------     --------     ----------    ---------          ----------
Balances at
Sept. 25, 1992           17,088,842    17,284        4,167        100,860       (1,864)            120,447

Net income                                                         40,987                           40,987
Net stock issued:
  Book value stock
    purchase plan           361,830       199        2,493                       1,567               4,259
  Executive incentive
    stock option plan        80,200        48          169           (160)         297                 354
Cash dividends -
  $.50 per share                                                   (8,662)                          (8,662)
Tax benefit of cash
  dividend to ESOP                                                    527                              527
                        ------------ ---------     --------     ----------    ---------          ----------
Balances at
Sept. 30, 1993           17,530,872    17,531        6,829        133,552            -             157,912

Net income                                                         25,282                           25,282
Net stock issued:
  Book value stock
    purchase plan          (116,839)     (159)          19                         708                 568
  Executive incentive
    stock option plan        89,520        90          315                                             405
  Stock investment plan      62,708                                                685                 685
Cash dividends -
  $.70 per share                                                  (12,233)                         (12,233)
Treasury stock acquired    (378,100)                                            (4,816)             (4,816)
                        ------------ ---------     --------     ----------    ---------          ----------
Balances at
Sept. 30, 1994           17,188,161   $17,462       $7,163       $146,601      $(3,423)           $167,803
                        ============ =========     ========     ==========    =========          ==========

See accompanying notes to consolidated financial statements.
Piper Jaffray Companies Inc.
Consolidated Statements of Financial Condition

                                                    Sept. 30        Sept. 30
(In thousands, except per share amounts)                1994            1993
Assets
Cash (including $448 required
  to be segregated under federal and
  other regulations in 1994)                        $ 12,070        $ 19,884
Receivable from other brokers and dealers             52,821          31,425
Receivable from customers                            371,163         335,830
Trading securities owned, at market                   49,132          77,766
Investments pursuant to mortgage-backed bonds          1,605           3,119
Office equipment and leasehold improvements,
  at cost (less accumulated depreciation of
  $44,033 and $36,863, respectively)                  25,979          17,842
Deferred income tax asset                              4,190               -
Other assets                                          67,487          49,280
                                                   ----------      ----------
                                                    $584,447        $535,146
                                                   ==========      ==========
Liabilities and Shareholders' Equity

Short-term borrowings                               $108,132        $ 45,554
Checks and drafts payable                             43,935          38,683
Payable to other brokers and dealers                  76,976          90,393
Payable to customers                                  72,478          73,600
Trading securities sold but not yet
  purchased, at market                                14,689          18,187
Capitalized lease obligation                           2,139           3,422
Mortgage-backed bonds payable                          1,602           3,135
Employee compensation                                 59,087          74,856
Federal and state income taxes                         1,281           3,462
Other accounts payable and accrued expenses           36,325          25,942
                                                   ----------      ----------
                                                     416,644         377,234
                                                   ----------      ----------
Shareholders' equity:
  Preferred stock, $1 par value; authorized,
    300,000 shares; none issued and outstanding            -               -
  Common stock, $1 par value; authorized,
    40,000,000 shares; 17,461,521 and
    17,530,872 shares issued, respectively            17,462          17,531
  Additional paid-in capital                           7,163           6,829
  Retained earnings                                  146,601         133,552
  Less treasury stock, at cost; 273,360 shares        (3,423)              -
                                                   ----------      ----------
                                                     167,803         157,912
                                                   ----------      ----------
                                                    $584,447        $535,146
                                                   ==========      ==========

See accompanying notes to consolidated financial statements.







Piper Jaffray Companies Inc.
Consolidated Statements of Cash Flows

                                    Year Ended      Year Ended      Year Ended
                                      Sept. 30        Sept. 30        Sept. 25
(In thousands, except                     1994            1993            1992
  per share amounts)

Operating Activities

Net income                            $ 25,282        $ 40,987        $ 37,527
Adjustments to reconcile
  net income to net cash
  (used in) provided by
  operating activities:
Depreciation and amortization            7,246           6,622           4,275
Deferred income taxes                   (5,101)           (604)          1,917
(Increase) decrease in:
  Net receivable from customers        (36,455)        (38,110)       (101,964)
  Net trading securities                25,136          40,013         (25,922)
  Other                                 (6,913)         (1,980)        (11,378)
Increase (decrease) in:
  Checks and drafts payable              5,252             902           7,450
  Net payable to other brokers
    and dealers                        (34,813)        (20,110)         64,699
  Employee compensation                (15,769)          4,075          26,496
  Federal and state income
    taxes payable                       (2,181)            363             117
                                     ----------      ----------      ----------
Net cash (used in) provided by
  operating activities                 (38,316)         32,158           3,217
                                     ----------      ----------      ----------
Financing Activities

Net change in:
Short-term borrowings                   62,578         (11,777)         11,378
Mortgage-backed bonds payable           (1,533)         (9,330)       (256,121)
Investments and funds pursuant
  to mortgage-backed bonds               1,514           8,965         250,318
Payments made on capitalized
  lease obligation                      (1,349)         (1,127)           (745)
Acquisition of treasury stock           (4,816)              -          (1,922)
Net common stock issued                  1,658           4,613           2,954
Dividends paid                         (12,233)         (8,662)         (5,945)
                                     ----------      ----------      ----------
Net cash provided by (used in)
  financing activities                  45,819         (17,318)            (83)
                                     ----------      ----------      ----------
Net cash used for purchases of
  office equipment and
  leasehold improvements               (15,317)         (8,973)         (6,422)
                                     ----------      ----------      ----------
(Decrease) increase in cash             (7,814)          5,867          (3,288)
Cash at beginning of year               19,884          14,017          17,305
                                     ----------      ----------      ----------
Cash at end of year                   $ 12,070        $ 19,884        $ 14,017
                                     ==========      ==========      ==========



Supplemental Disclosure of Cash Flow Information

Cash paid during the year for:
  Interest                            $  6,883        $  4,735        $  3,949
  Income taxes                        $ 22,130        $ 27,038        $ 21,857

Supplemental Schedule of Noncash Investing and Financing Activities

The Company incurred capital lease obligations for equipment of $66, $1,040 and $509 during fiscal years 1994, 1993 and 1992, respectively.

See accompanying notes to consolidated financial statements.
















































Piper Jaffray Companies Inc.
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Piper Jaffray Companies Inc. is the parent company of Piper Jaffray Inc. (Piper Jaffray), a securities broker/dealer and investment banking firm; Piper Capital Management Incorporated (Piper Capital Management), an asset management firm; Piper Trust Company; Premier Acceptance Corporation (Premier), an issuer of mortgage-backed bonds; and other immaterial subsidiaries. All operate within or are related to the securities industry. The consolidated financial statements include the accounts of Piper Jaffray Companies Inc. and its subsidiaries (the Company), all of which are wholly owned. All material intercompany accounts and transactions have been eliminated. The Company also has a 50 percent ownership interest in Hercules International Management L.L.C., an international investment management joint venture. This investment is recorded under the equity method of accounting. See Note 7 to the consolidated financial statements.

Customer securities transactions are recorded on a settlement date basis with the related commission revenue and expenses recorded on a trade date basis. Principal securities transactions are also recorded on trade date. Prior to fiscal 1994, securities transactions were recorded on a settlement date basis. Prior year amounts were not restated as the impact on trading securities and income, net of related expenses, was not materially different than if transactions had been recorded on a trade date basis.

Substantially all of the Company's assets and liabilities consist of cash and assets readily convertible to cash and liabilities which by their short-term nature approximate current fair value. Trading securities owned and sold but not yet purchased are stated at market value and are generally readily marketable. Market value is determined by using published market quotes or last-traded prices for most securities. In the event a market price is not available for a security, other valuation methods are used depending on the type of security and related market.

Depreciation of office equipment is provided using straight-line and accelerated methods over estimated useful lives of three to seven years. Leasehold improvements are amortized over the life of the lease.

Net income per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding, which includes the dilutive effect of all outstanding stock options. In 1992, the dilutive effect of common share equivalents was not material.

During fiscal year 1993, the Company changed its fiscal year end from the last Friday of September to September 30. Fiscal year 1993 was a 53-week period, whereas fiscal year 1992 was a 52-week period.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, effective Oct. 1, 1993. Prior years' financial statements have not been restated to apply the provisions of SFAS No. 109. See
Note 11 to the consolidated financial statements.

Effective Oct. 1, 1993, the Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. See Note 10 to the consolidated financial statements.


The Financial Accounting Standards Board has issued SFAS No. 112, Employers' Accounting for Postemployment Benefits. Adoption of the statement will not have a material impact on the consolidated financial statements of the Company. The Company plans to adopt this statement in the first quarter of fiscal 1995, as required.


2. Receivable from and Payable to Customers
(In thousands)

Amounts receivable from customers include cash accounts totaling $31,720 and $49,609 and margin accounts totaling $339,443 and $286,221 at Sept. 30, 1994, and 1993, respectively. Substantially all receivables from customers are collateralized by customers' marketable securities.

Amounts payable to customers include free credit balances of $53,111 and $44,231 at Sept. 30, 1994, and 1993, respectively.


3. Trading Securities
(In thousands)

Trading securities are as follows (at market value):
                                  Sept. 30        Sept. 30
                                      1994            1993
Owned:
  Corporate securities
    Equity                         $ 9,504         $ 8,532
    Fixed income                     8,407          24,036
  Government securities              4,132          11,464
  Municipal securities              27,089          33,734
                                  ---------       ---------
                                   $49,132         $77,766
                                  =========       =========
Sold but not yet purchased:
  Corporate securities
    Equity                         $ 9,909         $17,466
    Fixed income                     1,467             307
  Government securities              3,166             145
  Municipal securities                 147             269
                                  ---------       ---------
                                   $14,689         $18,187
                                  =========       =========
4. Short-Term Borrowings

Piper Jaffray borrows from banks under various committed and uncommitted secured lines of credit principally to finance customers' purchases on margin and dealer trading securities. These borrowings are primarily collateralized by securities held in customer margin accounts and trading securities owned and bear interest at rates based on the federal funds rate. The market value of customer securities pledged as collateral at Sept. 30, 1994, was approximately $185 million. No formal compensating balance agreements existed as of Sept. 30, 1994.

At Sept. 30, 1994, the Company had a $10 million unsecured loan outstanding which was paid in full in October 1994. Piper Jaffray also had $9.2 million in letters of credit outstanding at Sept. 30, 1994, primarily representing margin deposits on various securities exchanges. The market value of trading securities pledged as collateral for the letters of credit at Sept. 30, 1994, was $9.6 million.
5. Mortgage-Backed Bonds
(In thousands)

Premier periodically issues bonds which are collateralized by GNMA and FNMA certificates. The bonds are obligations solely of Premier and bondholders' only recourse is to the underlying series' collateral. The collateral, which was purchased with the issuance proceeds, is held by a trustee and is carried at par value less unamortized discount. Principal and interest payments on the collateral are used to meet the debt service of the mortgage-backed bonds.

Premier exercised call provisions on mortgage-backed bonds aggregating $7,136 and $166,047 in fiscal years 1993 and 1992, respectively. The exercise of the call provisions and the related liquidation of collateral resulted in pre-tax net gains of $332 and $9,117 in 1993 and 1992, respectively. The net gains are included in other income in the consolidated statements of income. Total expenses include certain direct and indirect expenses associated with these transactions of $65 and $4,651, respectively. The market value of remaining underlying collateral at Sept. 30, 1994, was not significant.

The issuance of six series of mortgage-backed bonds with a remaining aggregate principal amount of $34,380 and the related purchase of collateral has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income and interest expense relating to these series do not appear on the consolidated financial statements of the Company.

Interest revenue and expense related to mortgage-backed bonds have been recorded net in the consolidated statements of income. Gross interest revenue was $230, $497 and $15,661, and interest expense was $205, $448 and $15,863 for fiscal years 1994, 1993 and 1992, respectively.


6. Shareholders' Equity

In 1994, the Company authorized the repurchase of an additional 500,000 shares of its common stock to satisfy employee benefit plan obligations. For the year ended Sept. 30, 1994, 378,100 shares had been repurchased.

On Nov. 7, 1994, the Board of Directors elected to reduce the quarterly dividend of 17.5 cents per share to 7.5 cents per share of its common stock, payable on Dec. 6, 1994, to shareholders of record on Nov. 22, 1994.

Effective July 1, 1994, the Company offered the Piper Jaffray Companies Stock Investment Plan which allows eligible employees the opportunity to purchase the Company's common stock at a discount through after-tax payroll deductions. Each month the payroll deductions are used to purchase the Company's common stock at 85 percent of the closing market price on the last day of the month. The plan provides for no more than 1,000,000 shares of common stock to be purchased by employees under the plan. The Company satisfies the share obligations by issuing common shares from the treasury share balance. At Sept. 30, 1994, 62,708 common shares had been issued. Compensation expense charged to operations as a result of the plan was $102,000 for fiscal year 1994.

The Company's book value stock purchase plan provided for up to 3,200,000 shares to be sold. Effective Nov. 9, 1993, the Board suspended offerings under this plan and no additional shares are expected to be issued, but the status of the outstanding shares and options under the plan is unchanged. The plan allowed certain employees the right to purchase the Company's common stock at a price equal to the book value per share at the time of sale. These shares are entitled to full dividend and voting rights. Within seven years from date of issuance, the shares must have been sold back to the Company at the current book value per share or exchanged for a specific number of freely transferable shares based on the relative market and book values at the date of purchase. Any shares repurchased or exchanged by the Company may be reissued under the plan. Stock options also have been granted under the plan for additional book value shares. Shares acquired by an employee upon the exercise of an option would generally be subject to the same rights and restrictions described above. Compensation expense charged to operations as a result of the increase in book value of shares issued under the plan was $2,400,000, $1,600,000 and $1,825,000 for fiscal years 1994, 1993 and 1992, respectively.

The Company also issues executive incentive stock options to certain employees to purchase shares of the Company's common stock under the 1993 Piper Jaffray Companies Inc. Omnibus Stock Plan. The purchase price of each share subject to an option is fixed, but is not less than 100 percent of the fair market value at the time the option is granted. Options may be granted through Nov. 1, 1995, and expire 10 years from the date of grant or earlier as determined by the Company. No charges have been made to operations under this plan.

The following table summarizes activity for the book value shares and options and the executive incentive stock option plan for the three years ended Sept. 30, 1994:

Fiscal Years Ending September        1994            1993            1992

Book value plan shares
  outstanding:

Beginning of year               2,255,850       2,199,250       1,792,800
Sold to participants                    -         433,000         499,200
Options exercised                  94,600          71,300          19,400
Converted to market shares       (523,975)       (408,650)       (102,850)
Repurchased                      (106,675)        (39,050)         (9,300)
                               -----------     -----------     -----------
End of year                     1,719,800       2,255,850       2,199,250
                               ===========     ===========     ===========

Participants' cost per share        $3.80           $3.67           $2.81
  outstanding at end of year     to $7.45        to $7.45        to $5.57

Book value plan shares
  available under options:

Beginning of year                 529,850         505,850         403,900
Granted                                 -         108,250         124,800
Exercised                         (94,600)        (71,300)        (19,400)
Canceled                           (8,250)        (12,950)         (3,450)
                               -----------     -----------     -----------
End of year                       427,000         529,850         505,850
                               ===========     ===========     ===========

Exercise price per share            $2.85           $2.67           $2.67
                                 to $7.45        to $7.45        to $5.57








Executive incentive stock options
  outstanding and exercisable:

Beginning of year                 945,740         431,940         387,040
Granted                           164,000         594,000          63,100
Exercised                         (89,520)        (80,200)        (18,200)
                               -----------     -----------     -----------
End of year                     1,020,220         945,740         431,940
                               ===========     ===========     ===========

Exercise price per share            $4.25           $4.25           $4.25
                                to $16.50       to $15.25       to $15.25


7. Commitments and Contingent Liabilities
(In thousands)

The Company and its subsidiaries lease office space and equipment under various noncancelable leases. Certain leases have renewal options and clauses for escalation and operating cost adjustments. The capitalized leases have expiration dates through 1997 and at Sept. 30, 1994, and 1993, had equipment costs of $5,673 and $5,607, less accumulated amortization of $4,388 and $3,498, respectively.

Aggregate minimum lease commitments as of Sept. 30, 1994, are approximately as follows for the fiscal years ending in September:

                               Capital   Operating
                                Leases      Leases

1995                            $1,645    $ 17,675
1996                               548      17,729
1997                               144      17,180
1998                                 -      16,340
1999                                 -      16,176
Thereafter                           -      26,011
                               --------  ----------
Total minimum lease payments     2,337    $111,111
Less amount representing                 ==========
  imputed interest (11%)           198
                               --------
Present value of net minimum
  capital lease payments        $2,139
                               ========

Rental expense, including operating costs and real estate taxes, charged to operations was $25,010, $22,893 and $20,998, in fiscal years 1994, 1993 and 1992, respectively.

In the normal course of business, Piper Jaffray enters into underwriting and other commitments. The ultimate settlement of such transactions open at year end is not expected to have a material effect on the consolidated financial statements.

The Company and/or its subsidiaries are defendants in lawsuits relating to (1) the Institutional Government Income Portfolio, (2) American Adjustable Rate Term Trust Inc. - 1998 and American Adjustable Rate Term Trust Inc. - 1999, (3) Managers Intermediate Mortgage Fund, and (4) alleged statements and omissions made by Piper Jaffray Companies Inc. in public disclosures. The Company intends to defend these actions vigorously. It is impossible to predict the outcome of the outstanding lawsuits, and at the present time, the effect of these lawsuits on the consolidated financial statements cannot be determined. Accordingly, no provision for liability, if any, that may result has been recorded in the consolidated financial statements.

The Company is involved in various other lawsuits or threatened lawsuits incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits and claims will have no material adverse effect on the consolidated financial statements.

During fiscal 1993, the Company entered into a 50/50 joint venture in Hercules International Management L.L.C. with Midland Walwyn of Canada to develop and market an international group of mutual funds. For fiscal year 1994, the Company contributed capital of $3,025 and recorded a loss on investment of $2,750. The Company is required to fund any future losses from operations or cash needs of the joint venture on a 50/50 basis.
8. Financial Instruments with Off-Balance-Sheet Risk

In the normal course of business, the Company's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the other party to the transaction is unable to fulfill its contractual obligations. The Company utilizes financial futures contracts to a limited extent to hedge fixed income inventories against market interest rate fluctuations. Such transactions are subject to the same controls as all trading for the Company's own account. The Company also enters into government reverse repurchase agreements to facilitate hedging. The Company does not, and has no plans to enter into for either hedging or speculative purposes the following types of transactions: interest rate swaps, foreign currency contracts or significant amounts of futures, options, forwards, mortgage-backed derivatives, or other securities whose value is derived from other investment products (derivatives).

The Company's financing and customer securities activities involve the Company using securities as collateral. In the event the counterparty does not meet its contractual obligation to return securities used as collateral or customers do not deposit additional securities or cash for margin when required, the Company may be exposed to the risk of reacquiring the securities or selling the securities at unfavorable market prices in order to satisfy its obligations to its customers or counterparties . The Company controls this risk, as does the securities industry, by monitoring the market value of securities pledged or used as collateral on a daily basis and requiring adjustments in the event of excess market exposure.

The Company sells securities not yet purchased (short sales) for its own account. The establishment of short positions exposes the Company to off-balance-sheet risk in the event prices increase, as the Company may be obligated to acquire the securities at unfavorable market prices.

Concentrations of Credit Risk:

The Company provides investment, financing and related services to a diverse group of domestic and foreign customers including governments, corporations, and institutional and individual investors. The Company's exposure to credit risk associated with the nonperformance of customers in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. This exposure is measured on an individual customer basis, as well as for groups of customers that share similar attributes. To alleviate the potential for risk concentrations, credit limits are established and continually monitored in light of changing customer and market conditions.

As of Sept. 30, 1994, the Company did not have significant concentrations of credit risk with any one single or group of customers or counterparties.


9. Net Capital Requirements
(In thousands)

Piper Jaffray is subject to the Uniform Net Capital Rule (the Rule) of the Securities and Exchange Commission (SEC) and the net capital rule of the New York Stock Exchange (the Exchange). Piper Jaffray has elected to use the alternative method permitted by the Rule, which requires that it maintain minimum net capital of 2 percent of aggregate debit balances arising from customer transactions. The Exchange may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5 percent of aggregate debit balances. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital.

At Sept. 30, 1994, net capital under the Rule was $80,158 or 21 percent of aggregate debit balances and $72,535 in excess of the minimum required net capital.

10. Employee Benefit Plans
(In thousands)

The Company has a qualified employee stock ownership plan (ESOP) and 401(k) plans which cover substantially all employees. The plans are self-administered and may be altered or terminated at any time by the Company. The Company's contributions to the plans are determined by the Board of Directors within limits to qualify as deductions for income tax purposes. Charges to operations for contributions to the ESOP were $16,735, $27,399 and $24,547 in fiscal years 1994, 1993 and 1992, respectively. Contribution expense for the 401(k) plan was $1,599, $1,293 and $1,279 in fiscal years 1994, 1993 and 1992, respectively.

Postretirement Benefits Other than Pensions

Effective Oct. 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other than Pensions. SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefits during the years the employee provides services. The Company offers health care benefits for substantially all of its retired employees. The accumulated postretirement benefit obligation represents the difference between the actuarially computed claims experience of retirees and the premiums paid by retirees. SFAS No. 106 allows recognition of the cumulative effect of the liability in the year of adoption or the amortization of the obligation over a period of up to 20 years. The Company elected to recognize this obligation of approximately $1,300 over a period of 20 years. The Company's cash flows are not affected by implementation of the statement, and implementation did not have a material impact on income from continuing operations for fiscal year 1994.

The Financial Accounting Standards Board has issued SFAS No. 112, Employers' Accounting for Postemployment Benefits. Adoption of the statement will not have a material impact on the consolidated financial statements of the Company. The Company plans to adopt this statement in the first quarter of fiscal 1995, as required.

11. Income Taxes
(In thousands)

The Company adopted SFAS No. 109, Accounting for Income Taxes, effective Oct. 1, 1993. Implementation resulted in no material effect on shareholders' equity or results of operations for the year ended Sept. 30, 1994. Prior years' financial statements have not been restated to apply the provisions of SFAS 109.

                                Year Ended      Year Ended      Year Ended
                                  Sept. 30        Sept. 30        Sept. 25
                                      1994            1993            1992

The provision for income
  taxes consists of:

Current:
  Federal                          $16,240         $23,042         $18,059
  State                              3,709           4,887           3,914
                                  ---------       ---------       ---------
                                    19,949          27,929          21,973
Changes in deferred taxes:
  Federal                           (4,463)           (522)          1,662
  State                               (638)            (82)            255
                                  ---------       ---------       ---------
                                   $14,848         $27,325         $23,890
                                  =========       =========       =========

The sources of the changes
  in deferred taxes are:

Deferred employee compensation     $(1,086)        $(1,078)          $(785)
Partnership investment losses          320             506             835
Capital infusion for
  proprietary fund                  (2,000)              -               -
Other, principally accruals or
  their reversal, not currently
  deductible for tax purposes       (2,335)            (32)          1,867
                                  ---------       ---------       ---------
                                   $(5,101)          $(604)         $1,917
                                  =========       =========       =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using enacted tax rates in effect in the years in which the differences are expected to reverse. The tax effects of significant items comprising the Company's net deferred tax asset as of Sept. 30, 1994, are as follows:











Deferred tax assets:

  Accruals not currently deductible               $10,606
  Other, including mark-to-market
    accounting and depreciation                     3,449
                                                 ---------
                                                   14,055
Deferred tax liabilities:                        =========

  Partnership investments                           7,588
  Other, including mark-to-market
    accounting and prepaid expenses                 2,277
                                                    9,865
                                                 ---------
Net deferred tax asset                            $ 4,190
                                                 =========

Reconciliations of the expected federal income tax provision and the actual income taxes provided on earnings are as follows:

                                Year Ended      Year Ended      Year Ended
                                  Sept. 30        Sept. 30        Sept. 25
                                      1994            1993            1992
Computed federal income tax
  at the weighted statutory
  rate of 35%, 34.75% and
  34% for 1994, 1993 and 1992,
  respectively                     $14,046         $23,738         $20,882
Increase (reduction) in taxes
  resulting from:
    State income taxes
      net of federal tax benefit     1,879           3,267           2,821
    Net tax-exempt municipal
      bond interest                   (654)           (485)           (745)
    Other                             (423)            805             932
                                  ---------       ---------       ---------
Income taxes provided              $14,848         $27,325         $23,890
                                  =========       =========       =========

Effective tax rate                    37.0%           40.0%           38.9%




















Report of Management

Financial Reporting Responsibility

Management is responsible for the content of the consolidated financial statements of Piper Jaffray Companies Inc. The statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and judgments. The financial information throughout the Annual Report is consistent with that in the financial statements.

To meet its responsibility for the integrity of the financial statements, management relies on an internal control structure that recognizes that there are inherent limitations in all internal control structures, and that the cost of such a structure should never exceed the benefits to be derived. Management believes its internal control structure provides reasonable assurance that the consolidated financial statements are free of material misstatement.

The internal control structure is reviewed by the internal audit staff and the independent auditors, Deloitte & Touche LLP. The Audit Committee of the Board of Directors, comprised of outside directors, also provides an oversight review of the internal control structure. The Audit Committee meets periodically with the director of internal audit and with Deloitte & Touche LLP to review matters related to the internal control structure, and to discuss the nature, extent and results of audit efforts. Such meetings are held with and without management present.

The consolidated financial statements have been audited by Deloitte & Touche LLP. Their report expresses their independent professional opinion as to the fairness of the financial statements and is based upon audits made in accordance with generally accepted auditing standards.


/s/  Addison L. Piper
Addison L. Piper
Chairman of the Board and Chief Executive Officer


/s/  William H. Ellis
William H. Ellis
President and Chief Operating Officer


/s/  Charles N. Hayssen
Charles N. Hayssen
Managing Director and Chief Financial Officer














Report of Independent Auditors

Board of Directors and Shareholders
Piper Jaffray Companies Inc.
Minneapolis, Minnesota

We have audited the accompanying consolidated statements of financial condition of Piper Jaffray Companies Inc. and subsidiaries as of Sept. 30, 1994, and 1993, and the related consolidated statements of income, shareholders' equity and of cash flows for each of the three years in the period ended Sept. 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Piper Jaffray Companies Inc. and subsidiaries as of Sept. 30, 1994, and 1993, and the results of their operations and cash flows for each of the three years in the period ended Sept. 30, 1994, in conformity with generally accepted accounting principles.

As discussed in paragraph 5 of Note 7 to the consolidated financial statements, the Company and/or its subsidiaries are defendants in lawsuits, the ultimate outcome of which cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been recorded in the accompanying consolidated financial statements.



/s/  Deloitte & Touche LLP


Minneapolis, Minnesota
Nov. 8, 1994
















Summary of Quarterly Results (Unaudited)

(In thousands, except per share
amounts)                          First      Second       Third      Fourth

Fiscal 1994

Revenue                        $106,188    $102,833    $ 91,830    $ 96,660
Income before income taxes       16,627      11,032       7,938       4,533
Net income                        9,976       6,896       4,842       3,568
Net income per share                .55         .38         .27         .20

Fiscal 1993
Revenue                        $ 89,902    $108,128    $ 98,916    $113,779
Income before income taxes       14,881      18,369      15,129      19,933
Net income                        8,929      11,187       9,032      11,839
Net income per share                .52         .63         .50         .65

Market Prices and Dividends Per Share

Fiscal 1994

Market Price Range
  High                           $18.50      $18.25      $15.88      $14.25
  Low                             15.88       14.88       11.88        9.88
  Dividends Paid                   .175        .175        .175        .175

Fiscal 1993

Market Price Range
  High                           $14.00      $15.94      $15.63      $16.75
  Low                             10.50       13.38       13.25       14.50
  Dividends Paid                   .125        .125        .125        .125

The common stock of Piper Jaffray Companies Inc. (NYSE: PJC) is listed on the New York Stock Exchange. At Nov. 21, 1994, there were approximately 991 registered shareholders of the Company's common stock.

Cash dividends have been paid on common shares in each year since 1971. The Company's policy is to pay regular quarterly dividends on the common stock in March, June, September, and December. On Nov. 7, 1994, the Board of Directors elected to reduce the quarterly dividend of 17.5 cents per share to 7.5 cents per share of its common stock.

















                                                                     Exhibit 22


                           PIPER JAFFRAY COMPANIES INC.

                          SUBSIDIARIES OF THE REGISTRANT

                               September 30, 1994



                                                           Percentage
                                                           of Voting
                                           State of        Securities
Subsidiary Name                          Incorporation       Owned


Piper Jaffray Inc.                         Delaware          100%

 Piper Jaffray International Inc.          Delaware          100%
 (a wholly owned subsidiary of
  Piper Jaffray Inc.)

Piper Capital Management Incorporated      Delaware          100%

Piper Trust Company                        Minnesota         100%

Premier Acceptance Corporation             Delaware          100%

Piper Realty Management Incorporated       Delaware          100%

Piper Mortgage Incorporated                Delaware          100%

Piper Jaffray Ventures, Inc.               Delaware          100%

Piper Mortgage Acceptance Corporation      Delaware          100%
























                                                                     Exhibit 23









                              INDEPENDENT AUDITORS' CONSENT





We consent to the incorporation by reference in Registration Statements No. 2-88699, No. 33-4542 and No. 33-11657 on Form S-8, of our reports dated November 8, 1994 (which includes an explanatory paragraph regarding an uncertainty relating to litigation described in Note 7), appearing in and incorporated by reference in the Annual Report on Form 10-K of Piper Jaffray Companies Inc. for the fiscal year ended September 30, 1994.





/s/  Deloitte & Touche LLP


Minneapolis, Minnesota
December 21, 1994




























                                                                     EXHIBIT 27

[ARTICLE] BD
[LEGEND]
THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL STATEMENTS OF PIPER JAFFRAY COMPANIES INC. AS OF AND FOR THE YEAR ENDED SEPTEMBER 30, 1994 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          SEP-30-1994
[PERIOD-END]                               SEP-30-1994
[CASH]                                          12,070
[RECEIVABLES]                                  423,984
[SECURITIES-RESALE]                                  0
[SECURITIES-BORROWED]                                0
[INSTRUMENTS-OWNED]                             50,737
[PP&E]                                          25,979
[TOTAL-ASSETS]                                 584,447
[SHORT-TERM]                                   108,132
[PAYABLES]                                     288,801
[REPOS-SOLD]                                         0
[SECURITIES-LOANED]                                  0
[INSTRUMENTS-SOLD]                              14,689
[LONG-TERM]                                      3,741
[COMMON]                                        17,462
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                     150,341
[TOTAL-LIABILITY-AND-EQUITY]                   584,447
[TRADING-REVENUE]                              101,381
[INTEREST-DIVIDENDS]                            24,792
[COMMISSIONS]                                  147,539
[INVESTMENT-BANKING-REVENUES]                   61,146
[FEE-REVENUE]                                   62,653
[INTEREST-EXPENSE]                               7,242
[COMPENSATION]                                 245,567
[INCOME-PRETAX]                                 40,130
[INCOME-PRE-EXTRAORDINARY]                      40,130
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                    25,282
[EPS-PRIMARY]                                     1.41
[EPS-DILUTED]                                     1.41