Form 10-K/A
period 1994-09-30
PIPER JAFFRAY COMPANIES INC
filed 1995-02-03
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                 FORM 10-K/A

           REVISED Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the fiscal year ended September 30, 1994


                         Commission File No. 1-7421

                        PIPER JAFFRAY COMPANIES INC.
            (Exact name of Registrant as specified in its charter)


THIS AMENDMENT TO FORM 10-K IS BEING FILED SOLELY TO RESUBMIT THE FINANCIAL DATA SCHEDULE AS EXHIBIT 27 DUE TO TAGGING ERRORS IN THE ORIGINAL EDGAR FILING. THE CONTENT OF THE ANNUAL REPORT ON FORM 10-K HAS NOT BEEN CHANGED.

















                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           Piper Jaffray Companies Inc.
                           (Registrant)



                           By:


                           /s/ William H. Ellis
                           William H. Ellis
                           President and Chief Operating Officer, and Director


                           /s/ Charles N. Hayssen
                           Charles N. Hayssen
                           Managing Director and Chief Financial Officer



Dated:   February 3, 1995


































                               INDEX TO EXHIBITS


Exh #       Exhibit                                   Form of Filing

27          Financial Data Schedule                   (filed electronically)