Form 10-Q
period 1994-12-31
PIPER JAFFRAY COMPANIES INC
filed 1995-02-07
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For Quarter Ended December 31, 1994             Commission file number 1-7421



                          PIPER JAFFRAY COMPANIES INC.
             (Exact name of Registrant as specified in its charter)



            Delaware                                 41-1233380
 (State or other jurisdiction of          (IRS Employer Identification No.)
  incorporation or organization)



 Piper Jaffray Tower, 222 South 9th Street, Minneapolis, Minnesota    55402
 (Address of principal executive offices)                          (Zip Code)


 Registrant's telephone number, including area code:    (612) 342-6000



 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No


 As of December 31, 1994, 17,045,358 shares of common stock were issued and outstanding.















                          PIPER JAFFRAY COMPANIES INC.

                                     INDEX


                                                               Page
                                                              Number


 Part I.  FINANCIAL INFORMATION


 Item 1.  Financial Statements

          Consolidated Statements of Financial Condition         3

          Consolidated Statements of Income                      4

          Consolidated Statements of Cash Flows                  5


          Notes to Consolidated Financial Statements             6



 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          7



 Part II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                      9

 Item 4.  Submission of Matters to a Vote of Security Holders   15

 Item 6.  Exhibits and Reports on Form 8-K                      16

 Signatures                                                     17

 Index of Exhibits                                              18

 Exhibits                                                       19

















 PART I.FINANCIAL INFORMATION

 Item 1.Financial Statements

                          PIPER JAFFRAY COMPANIES INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                 December 31, September 30,
                                                    1994         1994
                                                 (Unaudited)
 ASSETS
   Cash (including $3,944 and $448
     respectively, required to be
     segregated under federal and
     other regulations)                          $  27,669    $  12,070
   Receivable from other brokers and dealers        68,002       52,821
   Receivable from customers                       388,333      371,163
   Trading securities owned, at market              75,501       49,132
   Investments pursuant to mortgage-backed bonds    41,015        1,605
   Office equipment and leasehold improvements,
     at cost, less accumulated depreciation of
     $45,804 and $44,033, respectively              25,715       25,979
   Deferred income tax asset                         1,478        4,190
   Other assets                                     70,892       67,487
                                                 ----------   ----------
                                                 $ 698,605    $ 584,447
                                                 ==========   ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
   Short-term borrowings                         $ 163,463    $ 108,132
   Checks and drafts payable                        49,909       43,935
   Payable to other brokers and dealers             80,402       76,976
   Payable to customers                             91,864       72,478
   Trading securities sold but not yet
     purchased, at market                           18,524       14,689
   Mortgage-backed bonds payable                    41,899        1,602
   Employee compensation                            48,820       59,087
   Federal and state income taxes                      508        1,281
   Other accounts payable and accrued expenses      32,614       38,464
                                                 ----------   ----------
                                                   528,003      416,644
                                                 ----------   ----------
   Shareholders' equity
     Preferred stock, $1 par value; authorized,
       300,000 shares; none issued and outstanding       -            -
     Common stock, $1 par value; authorized,
       40,000,000 shares; issued and outstanding
       17,310,751 and 17,461,521 shares,
       respectively                                 17,311       17,462
     Additional paid-in capital                      6,664        7,163
     Retained earnings                             149,970      146,601
     Less treasury stock, at cost;
     265,393 and 273,360 shares, respectively       (3,343)      (3,423)
                                                 ----------   ----------
                                                   170,602      167,803
                                                 ----------   ----------
                                                 $ 698,605    $ 584,447
                                                 ==========   ==========

See accompanying notes to consolidated financial statements.
                          PIPER JAFFRAY COMPANIES INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                     Three Months Ended
                                                        December 31,
                                                     1994          1993
 REVENUE

 Commissions                                    $  32,158     $  37,753
 Profits on principal transactions                 25,935        25,912
 Investment banking                                11,408        20,662
 Interest                                           7,936         5,559
 Asset management fees                             11,803        13,388
 Other income                                       3,259         2,914
                                                ----------    ----------
      Total revenue                                92,499       106,188
                                                ----------    ----------
 EXPENSES

 Employee compensation                             55,974        66,336
 Floor brokerage and clearance                      1,705         1,818
 Interest                                           2,847         1,276
 Occupancy and equipment                            6,709         6,436
 Communications                                     3,880         3,298
 Travel and promotional                             3,752         3,678
 Other operating expenses                          10,010         6,719
                                                ----------    ----------
      Total expenses                               84,877        89,561
                                                ----------    ----------
 Income before income taxes                         7,622        16,627

 Income taxes                                       2,972         6,651
                                                ----------    ----------
 Net income                                     $   4,650     $   9,976
                                                ==========    ==========

 Net income per common and common equivalent
    share (primary and fully diluted)           $     .27     $     .55

 Weighted average number of common and common
    equivalent shares outstanding                  17,400        18,270

 Dividends per share                            $    .075     $    .175




See accompanying notes to consolidated financial statements.










                          PIPER JAFFRAY COMPANIES INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                    Three Months Ended
                                                       December 31,

                                                     1994          1993
 Operating activities:
    Net income                                  $   4,650     $   9,976
    Adjustments to reconcile net income to
      net cash used in operating activities:
       Depreciation and amortization                1,771         1,470
       Deferred income taxes                        2,712          (908)
       (Increase) decrease in:
         Net receivable from customers              2,216       (27,991)
         Net trading securities                   (22,534)      (25,333)
         Other                                     (9,255)       (2,960)
       Increase (decrease) in:
         Checks and drafts payable                  5,974        10,899
         Net payable to other brokers
           and dealers                            (11,755)      (23,981)
         Employee compensation                    (10,267)      (30,544)
         Federal and state income taxes payable      (773)        3,199
                                                ----------    ----------
              Net cash used in
                operating activities              (37,261)      (86,173)
                                                ----------    ----------
 Financing activities:
    Net Change in:
      Short-term borrowings                        55,331        91,159
      Mortgage-backed bonds payable                40,297          (365)
      Investments and funds pursuant to
        mortgage-backed bonds                     (39,410)          360
    Acquisition of treasury stock                    (360)            -
    Net common stock issued                          (210)          281
    Dividends paid                                 (1,281)       (3,074)
                                                ----------    ----------
            Net cash provided by
              financing activities                 54,367        88,361
                                                ----------    ----------
    Net cash used for purchases of office
      equipment and leasehold improvements         (1,507)       (3,436)
                                                ----------    ----------
    Increase (decrease) in cash                    15,599        (1,248)
    Cash at beginning of period                    12,070        19,884
                                                ----------    ----------
    Cash at end of period                       $  27,669     $  18,636
                                                ==========    ==========

    Supplemental disclosure of cash flow information
    Cash paid during the three months ended for:

      Interest                                  $   2,542     $   1,217
      Income taxes                              $   1,034     $   4,361


 See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      Three Months Ended December 31, 1994


 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report to Shareholders for the year ended September 30, 1994. The results of operations for the three months ended December 31, 1994 are not necessarily indicative of the results to be expected for the year ending September 30, 1995.

 The consolidated statement of financial condition as of December 31, 1994, and the other consolidated financial information for the three months ended December 31, 1994 and 1993, is unaudited. Management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

 Net income per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding, which includes the dilutive effect of all outstanding stock options.


 2. NET CAPITAL REQUIREMENTS

 At December 31, 1994, the Company's broker-dealer subsidiary's net capital under applicable regulations was $74.3 million, or 19% of aggregate debit balances and $66.4 million in excess of the minimum required net capital.


 3. CONTINGENCIES

 See Part II, Item 1. "Legal Proceedings".






















 4. SHAREHOLDERS' EQUITY

 During the three months ended December 31, 1994, 35,900 shares of the Company's common stock were repurchased by the Company pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations.

     Common shares authorized for repurchase - fiscal years:
                                                  1992       400,000
                                                  1994       500,000
                                                            ---------
                                                                       900,000
     Common shares repurchased - fiscal years:
                                                  1992       201,000
                                                  1993             -
                                                  1994       378,100
                                                  1995        35,900
                                                            ---------
                                                                       615,000
                                                                      ---------
     Common shares available at December 31, 1994, for
       repurchase pursuant to authorizations                           285,000
                                                                      =========

     Total common shares repurchased                                   615,000

     Treasury shares reissued - fiscal years:
                                                  1992         6,262
                                                  1993       194,738
                                                  1994       104,740
                                                  1995        43,867
                                                            ---------
                                                                       349,607
                                                                      ---------

     Treasury shares held at December 31, 1994                         265,393
                                                                      =========

 On January 25, 1995, the Board of Directors authorized the $15 million ESOP contribution for fiscal year 1994 to be made 50 percent in cash and 50 percent in the Company's newly issued common stock, thus adding approximately $7.5 million in additional shareholders' equity during the second quarter of fiscal 1995.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 This discussion should be read in conjunction with Management's Financial Discussion in the Company's Annual Report to Shareholders for the year ended September 30, 1994.

 OPERATIONS

 The Company's revenue for the three months ended December 31, 1994 decreased 13% over the same period of fiscal year 1994 to $92.5 million. Net income for the first three months of fiscal 1995 was $4.7 million, a decrease of 53% compared to the same period of the prior fiscal year. Net income per share for the quarter ended December 31, 1994 was $0.27 compared to $0.55 from the same period of the prior fiscal year.

 Decreases in commission revenue, investment banking revenue and asset management fees contributed to the decrease in revenue. Mutual fund commissions for the first quarter were down 36% ($4.6 million) over the same period in fiscal year 1994. Investment banking revenue decreased 45% over the same period of fiscal year 1994 to $11.4 million. Asset management fees were down 12% ($1.6 million) from the first quarter of fiscal year 1994. As of December 31, 1994, assets under management by the Company's asset management subsidiary, Piper Capital Management Incorporated, decreased 18% ($2.3 billion) from the end of the first quarter of the prior fiscal year to $10.3 billion. Interest income for the first quarter of fiscal 1995 was up 43% ($2.4 million), to $7.9 million compared to the first quarter of fiscal 1994 due primarily to higher interest rates.

 Employee compensation decreased 16% ($10.4 million) compared to the first quarter of fiscal 1994, in line with revenue. Employee compensation declined due to decreases in revenue-based broker compensation and profit-based compensation. Overall operating expenses decreased 5% over the same period last year reflecting, in part, slight increases in essentially all other expenses offset by the decrease in employee compensation. Interest expense for the quarter increased 123% ($1.6 million) compared to the first quarter of fiscal 1994 due to higher borrowing levels and higher interest rates.

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

 During the first quarter of fiscal year 1995, the Company's subsidiary Premier Acceptance Corporation ("Premier") issued two series of mortgage-backed bonds with an aggregate principal amount of approximately $40 million. Premier has one other issue pending and may issue additional series of bonds during the remainder of fiscal year 1995.

 In the normal course of business, the Company's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance sheet risk in the event the other party to the transaction is unable to fulfill its contractual obligations. The Company utilizes financial futures contracts to a limited extent to hedge fixed income inventories against market interest rate fluctuations. Such transactions are subject to the same controls as all trading for the Company's own account.
 The Company also enters into government reverse repurchase agreements to facilitate hedging. The Company does not, and has no plans to enter into, for either hedging or speculative purposes, the following types of transactions: interest rate swaps, foreign currency contracts or significant amounts of futures, options, forwards, mortgage-backed derivatives, or other securities whose value is derived from other investment products (derivatives).

 The Company intends to continue to repurchase shares of its common stock periodically, as market conditions warrant, to satisfy obligations to present and future employee benefit plans. See Note 4 to the consolidated financial statements.

 There were no material commitments for capital expenditures as of December 31, 1994, however, during the remainder of fiscal year 1995, the Company plans to invest approximately $12 million in personal computer hardware and software for a new workstation system for investment executives.

 The Company is currently a defendant in several different lawsuits related to various funds or assets managed by Piper Capital Management Incorporated. The Company intends to defend these actions vigorously. It is impossible to predict the outcome of these lawsuits and, at the present time, the effect of the outstanding lawsuits on the consolidated financial statements and the Company's liquidity and capital resources cannot be determined. Accordingly, no provision for liability, if any, that may result has been recorded in the consolidated financial statements. See Part II, Item 1. "Legal Proceedings" below.


 PART II.  OTHER INFORMATION

 Item 1.    Legal Proceedings

 The Company is involved in various lawsuits or threatened lawsuits incidental to the securities business. Some of these actions are described in more detail below:

 Institutional Government Income Portfolio

    A. In Re: Piper Funds, Inc. Institutional Government Income Portfolio Litigation. (United States District Court, District of Minnesota).

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

       The parties are engaged in discovery. The Company intends to defend the litigation vigorously. It is impossible to predict the outcome of the litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.

    B. Other Lawsuits and Arbitration Claims Brought by Investors in Institutional Government Income Portfolio

       The Company is party to the following actions which are based on claims similar to those asserted In Re: Piper Funds, Inc. Institutional Government Income Portfolio Litigation. These actions are at various stages of development.

       Idaho Association of Realtors(R), Inc., a non-profit Idaho corporation
       v. Piper Funds, Inc. Institutional Government Income Portfolio; Piper Capital Management Incorporated; Piper Jaffray, Inc.; Piper Jaffray Companies Inc.; William H. Ellis and Edward J. Kohler. (Putative class action, United States District Court, District of Idaho).

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

       Ramirez v. Daniel Ball and Piper Jaffray Inc., et al. (National Association of Securities Dealers, Inc. Arbitration File No. 94-03321). (Includes investments in addition to Institutional Government Income Portfolio).

       Arvold v. Piper Jaffray Inc., et al. (National Association of Securities Dealers, Inc. Arbitration File No. 95-90). (Includes investments in addition to Institutional Government Income Portfolio).

       Egan v. Piper Jaffray Inc., Piper Capital Management, Inc. and Piper Funds, Inc. (National Association of Securities Dealers, Inc. Arbitration File No. 95-11).

       South Dakota School of Mines and Technology Foundation, Inc., v. Piper Jaffray Inc., Piper Jaffray Companies, Inc., Piper Capital Management Incorporated, Addison L. Piper, Wiliam H. Ellis, Dan L. Lastavich, DeLos V. Steenson, Worth V. Bruntjen, Jaye F. Dyer, Edward J. Kohler, John T. Golle, and David T. Bennett. (New York Stock Exchange, Inc., Department of Arbitration; Arbitration No. 1995-4529).

       Park-Nicollet Medical Foundation v. Piper Capital Management Incorporated and Piper Jaffray Inc. (National Association of Securities Dealers, Inc. Arbitration File No. 95-139).

       The Company denies liability and intends to defend these actions vigorously. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined.

 Managers Intermediate Mortgage Fund

       Florence R. Hosea, Bobby W. Hosea, Getrud B. Dale and Peter M. Dale, Andrew Poffel and Diane Poffel as tenants by the Entireties, Myrone Barone, Donna M. DiPalo, Bernard B. Geltner as IRA custodian, IRA and Bernard B. Geltner and Gail Geltner and Paul Delman v. The Managers Funds, the Managers Funds, L.P., Robert P. Watson, Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen and Managers Intermediate Mortgage Fund (United States District Court, District of Connecticut).

       Karen E. Kopelman v. The Managers Fund, The Managers Funds, L.P., Robert
       P. Watson, Piper Capital Management Incorporated., Piper Jaffray Inc., Worth Bruntjen and Managers Intermediate Mortgage Fund (United States District Court, District of Connecticut).

 By court order, these two putative class action lawsuits were consolidated. The plaintiffs purport to represent a class of persons who purchased shares in the Managers Intermediate Mortgage Fund ("Managers Intermediate") during the period from May 1, 1992, through June 13, 1994. Managers Intermediate is a no-load, open-end mutual fund that was generally managed by The Managers Funds, L.P. and was sub-managed by Piper Capital Management Incorporated.

 Plaintiffs allege that defendants Piper Capital Management Incorporated, Piper Jaffray Inc. and Worth Bruntjen (the "Piper Defendants") violated Sections 11, 12(2) and 15 of the Securities Act; Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; Sections 13(a)(3), 34(b) and 36(b) of the Investment Company Act; and engaged in negligent misrepresentation; breach of fiduciary duty; and common law fraud. Plaintiffs seek rescission or monetary damages, plus prejudgment interest, punitive damages "where appropriate," and attorneys' fees and costs. The Complaints do not specify an amount of damages sought.

 Although the plaintiffs in this consolidated action allege that they have been brought as class actions, the Court has not yet determined whether a class will be certified. The Piper Defendants deny liability, and intend to defend the litigation vigorously. The defendants have filed a motion to dismiss the consolidated action in its entirety. It is impossible to predict the outcome of the litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.

 Adjustable Rate Term Trusts 1998 and 1999

    A. Herman D. Gordon, on Behalf of Himself and All Others Similarly Situated
       v. American Adjustable Rate Term Trust Inc. 1998; American Adjustable Rate Trust Inc. 1999; Piper Capital Management Incorporated; Piper Jaffray Inc.; Piper Jaffray Companies Inc.; Benjamin Rinkey; Jeffrey Griffin; Charles N. Hayssen and Edward J. Kohler.

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

       Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. The defendants have filed a motion to dismiss the claims against them, which motion is scheduled to be heard on May 24, 1995.
       The Company denies liability and intends to defend the litigation vigorously. It is impossible to predict the outcome of the outstanding litigation, and, at the present time, the effect of this litigation on the consolidated financial statements cannot be determined.

    B. Other Arbitration Claims Brought by Investors in Adjustable Rate Term Trusts 1998 and 1999

       The Company is a party to the following action which is based on claims similar to those asserted in Gordon v. American Adjustable Rate Term Trust 1998, et al.:

       Charles P. Belgarde and Mary E. Belgarde v. American Adjustable Rate Term Trust, Inc.-1998; Piper Capital Management Incorporated; Piper Jaffray, Inc.; and Piper Jaffray Companies, Inc. (National Association of Securities Dealers, Arbitration File No. 94-5005).

       The Company denies liability and intends to defend this arbitration vigorously. On January 20, 1995, the respondents moved to dismiss this arbitration. It is impossible to predict the outcome of this arbitration, and, at the present time, the effect of this arbitration on the consolidated financial statements cannot be determined.

 Shareholder Litigation

       Edward B. McDaid and Ronald Goldstein v. Piper Jaffray Companies Inc., Addison L. Piper, William H. Ellis and Charles N. Hayssen (United States District Court, District of Delaware).

 This putative class action lawsuit consolidates separate lawsuits previously filed by Edward McDaid and Ronald Goldstein. Plaintiffs purport to represent a class of persons who purchased Piper Jaffray Companies Inc. ("PJCI") common stock during the period from May 12, 1993, through August 24, 1994.

 In their consolidated complaint filed January 9, 1995, plaintiffs allege that PJCI and the individual defendants made misleading statements and omissions which artificially inflated the market price of PJCI common stock throughout the class period. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder.

 Although the plaintiffs in this action allege that it has been brought as a class action, the Court has not yet determined whether a class will be certified. Discovery in the consolidated action is proceeding.


 The defendants deny liability and intend to defend the litigation vigorously. It is impossible to predict the outcome of the outstanding litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.

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

 Plaintiff, a shareholder of the Managers Short Government Income Fund ("Managers Short"), filed this putative class action lawsuit on November 18, 1994. Plaintiff purports to represent a class of persons who purchased shares of Managers Short during the period from May 1, 1993, through September 12, 1994. Managers Short is a no-load, open-end mutual fund that was generally managed by The Managers Funds, L.P. and was sub-managed by Piper Capital Management Incorporated.

 Plaintiff alleges that defendants Piper Jaffray Inc., Piper Capital Management Incorporated and Worth Bruntjen (the "Piper Defendants") violated Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; and engaged in negligent misrepresentation. Plaintiff seeks rescission and monetary damages, plus prejudgment interest, punitive damages if appropriate, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

 Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. On January 24, 1995, the Piper Defendants filed a motion to dismiss the claims against them, which motion is scheduled to be heard on June 30, 1995. The Piper Defendants deny liability and intend to defend the litigation vigorously. It is impossible to predict the outcome of the outstanding litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.

 Minnesota Orchestral Association

       Minnesota Orchestral Association v. Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

 The claimant, a nonprofit organization, alleges that (i) Piper Capital Management Incorporated ("Piper Capital") breached a September 14, 1993 investment management agreement with claimant by virtue of investments in derivative securities; (ii) Piper Capital breached its fiduciary duties to claimant by virtue of investment in "unsuitable derivative securities, without [claimant's] knowledge or consent and contrary to [claimant's] directions and expectations, and by failing to disclose such investment strategy until after the portfolio had sustained huge losses . . .; (iii) Piper Capital misrepresented material facts to claimant and failed to disclose to claimant that, in order to achieve higher returns than other investment advisors on claimant's bond portfolio, Piper Capital had to invest heavily in derivative securities; (iv) Piper Capital violated the Minnesota Securities Act and (v) Piper Jaffray Inc. and Piper Jaffray Companies Inc. are liable under the Minnesota securities laws as controlling persons of Piper Capital; (vi) Piper Capital violated the Minnesota Consumer Fraud Act; and (vii) Piper Capital violated The Investment Advisers Act. Claimant alleges that it has incurred damages in the principal amount of at least $5,513,077, and requests "an award of substantial damages . . . along with an award of reasonable attorneys' fees, forum fees, costs and disbursement . . ."

 The respondents filed an answer on December 30, 1994, in which the respondents deny liability. No hearing date for the arbitration has yet been set. The Company intends to defend the arbitration vigorously. Although it is impossible to predict the outcome of this arbitration, in the opinion of management of the Company, after consultation with counsel, the resolution of the claims related to this arbitration will have no material adverse effect on the consolidated financial statements.

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



 The second lawsuit was brought by the BPCO bankruptcy trustee. The most recent amendment to the complaint filed on February 3, 1995 asserts conspiracy, RICO, common law fraud, breach of fiduciary duty and similar theories arising out of the activities of BPCO from approximately 1984 through the inception of its bankruptcy proceeding. The plaintiff seeks actual damages, treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On October 7, 1994, the plaintiff served its preliminary damage calculations indicating that it sought $647,346,549 in damages (before trebling under RICO) from the Company. The plaintiff seeks a similar amount from the other defendant underwriters and BPCO's accountants, attorneys, lenders and others. Piper Jaffray and other defendants have made motions to dismiss the complaint or for a judgment on the pleadings which are currently pending and the case is in the discovery stage.

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


 Item 4.    Submission of Matters to a Vote of Security Holders

 The following matters were approved by shareholders at the Company's Annual Meeting of Shareholders held on January 25, 1995:

 1.  Election of Directors
                                                           Authority
                                           For             Withheld

 Addison L. Piper                      11,930,311           302,438
 William H. Ellis                      11,847,018           385,731
 Ralph W. Burnet                       11,965,872           266,877
 Kathy Halbreich                       11,602,151           630,598
 John L. McElroy, Jr.                  12,084,321           148,428
 Robert S. Slifka                      12,057,224           175,525
 David Stanley                         11,966,470           266,279

 2. Proposal to approve the Piper Jaffray Companies Inc. 1995 Executive Performance Bonus Plan:

              For      9,084,988
          Against      2,304,879
          Abstain        820,169

 3.  Proposal to approve the Piper Jaffray Companies Inc. Stock Investment
     Plan:

              For      10,984,766
          Against         874,593
          Abstain         577,239






 4. Proposal to approve the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending September 30, 1995:

              For      12,345,521
          Against         188,009
          Abstain         108,897

 Broker non-votes were: 206,717


 Item 6.     Exhibits and Reports on Form 8-K

     (a)     Exhibits:

             11    Statement Re:  Computation of Per Share Earnings.

             27    Financial Data Schedule (filed electronically).

     (b)     Reports on Form 8-K

             The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended December 31, 1994.




































                                   SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                PIPER JAFFRAY COMPANIES INC.
                                (Registrant)






 Dated February 7, 1995         /s/ William H. Ellis
                                WILLIAM H. ELLIS
                                President and Chief Operating Officer





 Dated February 7, 1995         /s/ Charles N. Hayssen
                                CHARLES N. HAYSSEN
                                Chief Financial Officer and Managing Director































                          PIPER JAFFRAY COMPANIES INC.
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q

 Exhibit                                                                Page


 Exhibit 11    Statement Re: Computation of Per Share Earnings            19

 Exhibit 27    Financial Data Schedule                (filed electronically)



















































                                                                    Exhibit 11


                          PIPER JAFFRAY COMPANIES INC.
                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                     Three Months Ended
                                                         December 31,
                                                     1994          1993


 PRIMARY NET INCOME PER SHARE:

   Net income                                   $   4,650     $   9,976
                                                ==========    ==========
   Average number of common and common
     equivalent shares outstanding:

     Average common shares outstanding             17,084        17,554

     Dilutive effect of CSE's:
     Book value plan options                          201           372
     Executive incentive stock options                109           313
                                                ----------    ----------
                                                   17,394        18,239
                                                ==========    ==========

   Primary net income per share                 $    0.27     $    0.55
                                                ==========    ==========


 NET INCOME PER SHARE
   ASSUMING FULL DILUTION:

   Net income                                   $   4,650     $   9,976
                                                ==========    ==========
   Average number of common and common
     equivalent shares outstanding:

     Average common shares outstanding             17,084        17,554
     Dilutive effect of CSE's:
     Book value plan options                          206           377
     Executive incentive stock options                110           339
                                                ----------    ----------
                                                   17,400        18,270
                                                ==========    ==========

   Fully diluted net income per share           $    0.27     $    0.55
                                                ==========    ==========