Form 10-Q
period 1995-03-31
PIPER JAFFRAY COMPANIES INC
filed 1995-05-15
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended March 31, 1995       Commission file number 1-7421



                          PIPER JAFFRAY COMPANIES INC.
             (Exact name of Registrant as specified in its charter)



           Delaware                                           41-1233380
 (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)


 Piper Jaffray Tower, 222 South 9th Street, Minneapolis, MN       55402
          (Address of principal executive offices)             (Zip Code)


 Registrant's telephone number, including area code:    (612) 342-6000




 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X     No


 As of March 31, 1995, 17,407,893 shares of the Registrant's common stock were issued and outstanding.














                         PIPER JAFFRAY COMPANIES INC.

                                  INDEX



                                                                      Page
                                                                     Number


 Part I.    FINANCIAL INFORMATION


       Item 1.   Financial Statements

            Consolidated Statements of Financial Condition             3

            Consolidated Statements of Operations                      4

            Consolidated Statements of Cash Flows                      5

            Notes to Consolidated Financial Statements                 6


       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         8


 Part II.   OTHER INFORMATION

       Item 1.   Legal Proceedings                                    10

       Item 6.   Exhibits and Reports on Form 8-K                     18

       Signatures                                                     19

       Index of Exhibits

       Exhibit





















PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PIPER JAFFRAY COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                 March 31,      Sept. 30,
                                                   1995            1994
                                                (Unaudited)
 ASSETS
   Cash (including $0 and $448, respectively,
     required to be segregated under federal
     and other regulations)                      $  20,033      $  12,070
   Receivable from other brokers and dealers        25,353         52,821
   Receivable from customers                       348,947        371,163
   Trading securities owned, at market              92,180         49,132
   Investments pursuant to mortgage-backed bonds    53,463          1,605
   Office equipment and leasehold improvements,
     at cost, less accumulated depreciation
     of $47,632 and $44,033, respectively           26,239         25,979
   Deferred income tax asset                        25,851          4,190
   Other assets                                     74,087         67,487
                                                 ----------     ----------
                                                 $ 666,153      $ 584,447
                                                 ==========     ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
   Short-term borrowings                         $ 101,989      $ 108,132
   Checks and drafts payable                        39,826         43,935
   Payable to other brokers and dealers            104,824         76,976
   Payable to customers                             76,793         72,478
   Trading securities sold but not yet
     purchased, at market                           12,354         14,689
   Mortgage-backed bonds payable                    54,400          1,602
   Employee compensation                            38,730         59,087
   Accrued litigation settlement                    70,000              -
   Federal and state income taxes                    1,100          1,281
   Other accounts payable and accrued expenses      27,629         38,464
                                                 ----------     ----------
                                                   527,645        416,644
                                                 ----------     ----------
 Shareholders' equity:
   Preferred stock, $1 par value; authorized,
     300,000 shares; none issued and outstanding         -              -
   Common stock, $1 par value; authorized
     40,000,000 shares; 17,599,590 and
     17,461,521 shares issued, respectively         17,600         17,462
   Additional paid-in capital                       12,070          7,163
   Retained earnings                               111,418        146,601
   Treasury stock, at cost; 191,697 and
     273,360 shares, respectively                   (2,580)        (3,423)
                                                 ----------     ----------
                                                   138,508        167,803
                                                 ----------     ----------
                                                 $ 666,153      $ 584,447
                                                 ==========     ==========

          See accompanying notes to consolidated financial statements.
                          PIPER JAFFRAY COMPANIES INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                 Three Months Ended          Six Months Ended
                                      March 31,                  March 31,
                                   1995       1994            1995      1994
 REVENUES

 Commissions                    $ 34,127   $ 42,031        $ 66,285  $ 79,784
 Profits on principal
   transactions                   29,578     24,807          55,513    50,719
 Investment banking               10,672     14,778          22,080    35,440
 Asset management fees            10,848     13,438          22,651    26,826
 Interest                          8,363      5,629          16,299    11,188
 Other income                      4,269      2,150           7,528     5,064
                                ---------  ---------       --------- ---------
     Total revenues               97,857    102,833         190,356   209,021
                                ---------  ---------       --------- ---------
 EXPENSES

 Employee compensation            58,545     64,757         114,519   131,093
 Floor brokerage and clearance     2,129      1,971           3,834     3,789
 Interest                          3,148      1,543           5,995     2,819
 Occupancy and equipment           7,278      6,876          13,987    13,312
 Communications                    4,016      3,870           7,896     7,168
 Travel and promotional            4,107      3,910           7,859     7,588
 Charge for litigation
   settlement                     70,000          -          70,000         -
 Other operating expenses          9,247      8,874          19,257    15,593
                                ---------  ---------       --------- ---------
     Total expenses              158,470     91,801         243,347   181,362
                                ---------  ---------       --------- ---------
 Income (loss) before
   income taxes                  (60,613)    11,032         (52,991)   27,659

 Income taxes (benefit)          (23,339)     4,136         (20,367)   10,787
                                ---------  ---------       --------- ---------
 Net income (loss)              $(37,274)  $  6,896        $(32,624) $ 16,872
                                =========  =========       ========= =========

Net income (loss) per common
   and common equivalent share
   (primary and fully diluted)  $  (2.17)  $    .38        $  (1.90) $    .93

 Weighted average number of
   common and common equivalent
   shares outstanding             17,208     18,139          17,145    18,196

 Dividends per share            $   .075   $   .175        $    .15  $    .35


          See accompanying notes to consolidated financial statements.





                          PIPER JAFFRAY COMPANIES INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                  (Unaudited)
                                                   Six Months Ended
                                                       March 31,
                                                   1995          1994
 Operating activities:
    Net income (loss)                          $ (32,624)    $  16,872
    Adjustments to reconcile net income
      (loss) to net cash provided by
      operating activities:
        Depreciation and amortization              3,599         3,208
        Accrual for litigation settlement         70,000             -
        Deferred income taxes                    (21,661)       (2,174)
        (Increase) decrease in:
          Net receivable from customers           26,531         4,092
          Net trading securities                 (45,383)       13,105
          Other                                  (17,435)       (1,182)
        Increase (decrease) in:
          Net payable to other brokers
            and dealers                           55,316        (9,964)
          Checks and drafts payable               (4,109)        4,463
          Employee compensation                  (20,357)      (22,587)
          Federal and state income taxes
            payable                                 (181)       (2,774)

              Net cash provided by             ----------    ----------
                operating activities              13,696         3,059
                                               ----------    ----------
 Financing activities:
    Net change in:
      Short-term borrowings                       (6,143)       25,517
      Mortgage-backed bonds payable               52,798          (967)
      Investments and funds pursuant to
        mortgage-backed bonds                    (51,858)          953
      Net common stock issued                      6,248           789
      Treasury shares repurchased                   (360)       (1,536)
      Dividends paid                              (2,559)       (6,149)
                                               ----------    ----------
              Net cash provided (used) by
                financing activities              (1,874)       18,607
                                               ----------    ----------
 Net cash used for purchase of office
   equipment and leasehold improvements           (3,859)       (9,252)
                                               ----------    ----------
 Increase in cash                                  7,963        12,414
 Cash at beginning of period                      12,070        19,884
                                               ----------    ----------
 Cash at end of period                         $  20,033     $  32,298
                                               ==========    ==========

Supplemental disclosure of cash flow information
  Cash paid during the six months ended for:
    Interest                                   $   5,410     $   2,705
    Income taxes                               $   1,476     $  15,735

          See accompanying notes to consolidated financial statements.
                          PIPER JAFFRAY COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Six Months Ended March 31, 1995


 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries ("the Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1994. The results of operations for the six months ended March 31, 1995, are not necessarily indicative of the results to be expected for the year ending September 30, 1995.

 The consolidated statement of financial condition as of March 31, 1995 and the other consolidated financial information for the periods ended March 31, 1995 and 1994, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals and the accrual for the litigation settlement discussed in Note 3) necessary for a fair statement of the results of operations for the periods have been included.

 Net income (loss) per common and common equivalent share is calculated by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding, which includes the dilutive effect of all outstanding stock options. For periods in which a net loss is reported, the effect of common stock equivalents is excluded from the calculation of per share amounts as they are anti-dilutive.


 2.    NET CAPITAL REQUIREMENTS

 At March 31, 1995, the Company's broker-dealer subsidiary's net capital under applicable regulations was $75.2 million or 20.5% of aggregate debit balances and $67.9 in excess of the minimum required net capital.


 3.    LITIGATION ACCRUAL AND CONTINGENCIES

 On February 14, 1995, the Company reached an agreement-in-principle on a proposed settlement of litigation relating to the Institutional Government Income Portfolio (PJIGX) mutual fund. The Company recorded a pre-tax charge of $70 million to accrue for this proposed settlement in the second quarter of fiscal 1995.

 The $70 million charge does not reflect any potential reimbursement from the Company's insurance carriers. Any such reimbursement would be recorded as income in the period in which an agreement on the amount of the reimbursement is reached.

 The Company is currently a defendant in several other lawsuits related to various funds or assets managed by Piper Capital Management Incorporated. The Company intends to defend these actions vigorously. It is impossible to predict the outcome of these lawsuits and, at the present time, the effect of the outstanding lawsuits on the consolidated financial statements cannot be determined. Accordingly, no provision for liability, if any, that may result has been recorded in the consolidated financial statements.


 4.    SHAREHOLDERS' EQUITY

 During the six months ended March 31, 1995, 35,900 shares of the Company's common stock were repurchased by the Company pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations.

       Common shares authorized for
         repurchase - fiscal years:
            1993           400,000
            1994           500,000
                          ---------
                                                       900,000

       Common shares repurchased - fiscal years:
            1992           201,000
            1993                 -
            1994           378,100
            1995            35,900
                          ---------
                                                       615,000
                                                      ---------
       Common shares available at
         March 31, 1995 for repurchase
         pursuant to authorizations                                285,000
                                                                  =========

       Total common shares repurchased                 615,000

       Treasury shares reissued - fiscal years:
            1992             6,262
            1993           194,738
            1994           104,740
            1995           117,563
                          ---------
                                                       423,303
                                                      ---------
       Treasury shares outstanding at
         March 31, 1995                                            191,697
                                                                  =========

 On March 2, 1995, pursuant to the Board of Directors' prior authorization, the Company issued 645,787 shares of common stock to its Employee Stock Ownership Plan, representing one-half of the fiscal year 1994 contribution to the plan. The issuance of new shares added approximately $7.6 million to shareholders' equity.














 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1994.


 OPERATIONS

 The Company reported a net loss of $37.2 million for the quarter ended March 31, 1995. The loss was due to a $70 million pre-tax charge to accrue for the proposed settlement of litigation relating to the Institutional Government Income Portfolio (PJIGX) mutual fund. The after-tax effect of this charge to earnings was $43 million or $2.51 per share. The accrual does not reflect any potential reimbursement from the Company's insurance carriers.

 The Company's revenues for the six months ended March 31, 1995 decreased 9% over the first half of fiscal year 1994 to $190.4 million. The net loss for the first six months was $32.6 million, versus net income of $16.9 million for the same period of the prior fiscal year. The net loss per share for the first six months was $1.90 versus net income per share of $.93 a year earlier. Revenues for the quarter ended March 31, 1995 were $97.9 million, a 5% decrease from the same period a year ago. The Company had a net loss of $37.3 million for the quarter ended March 31, 1995 versus net income of $6.9 million for the same period of the prior fiscal year. The net loss per share for the quarter ended March 31, 1995 was $2.17. Net income per share was $.38 for the same period of the prior fiscal year. Excluding the settlement accrual, net income would have been $.59 per share for the six months ended March 31, 1995, and $.33 for the second quarter of fiscal 1995.

 Increases in profits on principal transactions during the quarter and six months ended March 31, 1995 were offset by decreases in commissions and underwriting revenues during the same periods. Asset management revenue decreased 19.2% for the quarter ended and 15.6% for the six months ended March 31, 1995 compared to the same periods in fiscal 1994. The decrease in revenues was caused by a drop in assets under management by Piper Capital Management Incorporated, which declined by 22% to $10.1 billion at March 31, 1995 as compared to $12.9 billion at March 31, 1994. The decrease in assets under management was due equally to both declines in asset market value and to net liquidations.

 Employee compensation, including broker compensation and employee incentives, decreased by $6.2 million, or 10% as compared to the second quarter of fiscal 1994, and was down $16.6 million, or 13%, for the year to date, in line with revenues. Excluding the settlement accrual, expenses for the three months ended March 31, 1995 and for the six months ended March 31, 1995 each decreased by 4%, compared to the same periods last year.

 LIQUIDITY AND CAPITAL RESOURCES

 The Company has a liquid balance sheet. Most of the Company's assets consist of cash and assets readily convertible into cash. The fluctuations in cash flows from financing activities are directly related to operating activities due to the liquid nature of the Company's balance sheet.

 Management believes that existing capital, funds from operations and current credit lines will be sufficient to finance the Company's business. As part of the proposed settlement of the PJIGX litigation, it is expected that the Company will deposit $20 million in cash into an escrow fund within ten days of signing a definitive settlement agreement. This amount will be partially funded by the proceeds of the sale of the Company's $10 million investment in the PJIGX fund, which was completed on April 17, 1995. The remaining $10 million of escrow funds will be financed through the credit facilities of the Company's broker/dealer subsidiary. The funding of the balance of the proposed settlement, up to $50 million, is payable over a three-year period with interest at 8 percent. This amount is expected to be financed by tax refunds arising from the resulting net operating loss, cash from operations, and available credit facilities.

 During the second quarter ended March 31, 1995, the Company's Premier Acceptance Corporation subsidiary issued one new series of mortgage-backed bonds with a principal amount of $14 million, bringing the total issuances for the fiscal year to date to approximately $54 million in three series.

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

 During the second half of fiscal 1995, the Company's broker/dealer subsidiary plans to commit to approximately $12 million of capital expenditures for personal computer hardware and software for a new workstation system for investment executives. Approximately $8 million of that amount is expected to be accounted for as an operating lease. There were no other material commitments for capital expenditures as of March 31, 1995.



















 PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings

 The Company is involved in various lawsuits or threatened lawsuits incidental to the securities business. Some of these actions are described in more detail below:


 Institutional Government Income Portfolio

 A. In Re: Piper Funds, Inc. Institutional Government Income Portfolio Litigation (United States District Court, District of Minnesota).

     This is a consolidated putative class action in which claims brought by 13 persons or entities have been consolidated under the title In Re: Piper Funds Inc. Institutional Government Income Portfolio Litigation (United States District Court, District of Minnesota) ("PJIGX action"), pursuant to an Amended Consolidated Class Action Complaint filed on October 5, 1994. The named plaintiffs in that Amended Consolidated Class Action Complaint purport to represent a class of individuals and groups who purchased shares of the Piper Jaffray Institutional Government Income Portfolio, an open-ended fund managed by Piper Capital Management Incorporated, during the putative class period of July 1, 1991, through May 9, 1994.

     The Amended Consolidated Class Action Complaint alleges violation of Sections 11 and 12(2) of the Securities Act of 1933, as amended (the "Securities Act"); violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and Rule 10b-5 promulgated thereunder; violation of Sections 13(a)(3), 18(f), 34(b) and 36(b) of the Investment Company Act of 1940, as amended (the "Investment Company Act"); violation of Section 80A.01 of the Minnesota Statutes; negligent misrepresentation; and breach of fiduciary duty. Plaintiffs seek rescission or damages, plus prejudgment interest, and attorneys' fees and costs. The Amended Consolidated Complaint claims that the Institutional Government Income Portfolio lost 24.6% of its value during the period from January 1, 1994 to May 6, 1994. The Amended Consolidated Complaint does not specify an amount of damages sought. The defendants filed an Answer to the Consolidated Class Action Complaint on October 21, 1994, in which the defendants deny liability.

     The named plaintiffs and defendants have reached an agreement-in-principle on a proposed settlement. The broad terms of the proposed settlement are set forth in a February 14, 1995 Memorandum of Understanding. The plaintiffs and defendants are negotiating the terms of a definitive settlement agreement. In the interim, a settlement class has been conditionally certified, and related arbitration actions stayed. If approved by the Court and a sufficiently large percentage of the class, a definitive settlement agreement consistent with the terms of the agreement-in-principle would provide up to $70 million to class members in payments scheduled during the next three years.








 B. Other Lawsuits Brought by Investors in Institutional Government Income Portfolio.

     The Company is party to the following actions which are based on claims similar to those asserted In Re: Piper Funds, Inc. Institutional Government Income Portfolio Litigation. These actions are at various stages of development.

     Idaho Association of Realtors(R), Inc., a non-Profit Idaho corporation v. Piper Funds, Inc. Institutional Government Income Portfolio; Piper Capital Management Incorporated; Piper Jaffray, Inc.; Piper Jaffray Companies Inc.; William H. Ellis and Edward J. Kohler (United States District Court, District of Minnesota).

     This lawsuit has been consolidated with the PJIGX action and transferred to the District of Minnesota for pretrial proceedings pursuant to an order of the Panel on Multidistrict Litigation.


     Gary Pashel and Gregg S. Hayutin, Trustees of the Mae Pashel Trust; Mae Pashel, individually; Gary Pashel and Michael H. Feinstein, Trustees of the Robert Hayutin Insurance Trust; Dennis E. Hayutin, Gregg S. Hayutin and Gary Pashel, Trustees of the Marie Ellen Hayutin Trust v. Piper Funds, Inc., Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies, Inc. (United States District Court, District of Colorado).

     This lawsuit has been consolidated with the PJIGX action and transferred to the District of Minnesota for pretrial proceedings pursuant to an order of the Panel on Multidistrict Litigation.


     Eltrax Systems, Inc. v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc., William H. Ellis and Edward J. Kohler (United States District Court for the District of Minnesota).

     Discovery in this matter is stayed pending final approval of the Settlement Agreement in the consolidated class action.


     Frank R. Berman, Trustee of Frank R. Berman Professional CP Pension Plan Trust v. Piper Jaffray Inc., Piper Fund, Inc., Morton Silverman and Worth Bruntjen (Minnesota State District Court, Hennepin County).

     Action commenced on April 11, 1995. Plaintiff appears to fall within the definition of the proposed class in the PJIGX action.













C.  Arbitrations Brought By Investors in Institutional Government Income
    Portfolio.

     The following actions were commenced in arbitration by individual investors in the Institutional Government Income Portfolio; these arbitrations appear to be subject to the Court's stay order issued in In
     Re:  Piper Funds, Inc. Institutional Government Income Portfolio
     Litigation.

     Fredrikson & Byron, P.A., Bertin A. Bisbee, William J. Brody, John P. Byron, and Richard R. Hansen, as Trustees of the Fredrikson & Byron, P.A. Money Purchase Pension Plan, Fredrikson & Byron, P.A. Money Purchase Pension Trust, Fredrikson & Byron, P.A. Profit Sharing Plan and Fredrikson & Byron, P.A. Profit Sharing Trust v. Piper Jaffray Incorporated, Piper Capital Management Incorporated, Worth Bruntjen, and John Gibas (National Association of Securities Dealers Arbitration).


     Public Water Supply District No. 5 v. Piper Jaffray, Inc., Robert Williams, Branch Manager, and Charles Greenway, Assistant Vice President Investments (National Association of Security Dealers Arbitration).


     Edward Sterbenz, Stephany K. Sterbenz, Janice M. Spiegel and Linda Spiegel Zielinski v. Piper Jaffray Inc. and Rick Kneiser, Account Executive (National Association of Securities Dealers Arbitration).


     Roger W. Arvold and Maxine E. Arvold v. Piper Jaffray, Inc. (National Association of Securities Dealers Arbitration).


     William T. Egan v. Piper Jaffray Inc., Piper Capital Management Incorporated, and Piper Funds Inc. (National Association of Securities Dealers Arbitration).


     Park Nicollet Medical Foundation v. Piper Jaffray Inc. and Piper Capital Management Incorporated (National Association of Securities Dealers Arbitration).


     Linda A. Ramirez cust. fbo Christina M. Ramirez and Daniel L. Ramirez, Joree I. Ramirez and Linda A. Ramirez, JT Ten v. Daniel H. Ball and Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).


     Family Housing Fund of Minneapolis and St. Paul v. Piper Jaffray Inc., Piper Capital Management Incorporated, Piper Jaffray Investment Trust Inc., Worth Bruntjen, Kathleen Callahan, and Eric L. Siedband (National Association of Securities Dealers Arbitration).


     David S. Bradford, M.D. v. Piper Capital Management, Inc., Piper Jaffray Inc., and Piper Jaffray Companies, Inc. (National Association of Securities Dealers Arbitration).

     Judith B. Arterburn v. Piper Jaffray Inc. and Kirk A. Abrahamson (National Association of Securities Dealers Arbitration).

     Herb Pilhofer v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).


     South Dakota School of Mines and Technology Foundation, Inc. v. Piper Jaffray Inc., Piper Jaffray Companies, Inc., Piper Capital Management Incorporated, Addison L. Piper, William H. Ellis, Dan L. Lastavich, Delos
     V. Steenson, Worth Bruntjen, Jaye F. Dyer, Edward J. Kohler, John T. Golle, and David T. Bennett (New York Stock Exchange Arbitration).


     Joseph H. Reynebeau v. Piper Jaffray Inc. and Gerard Johnson (National Association of Securities Dealers Arbitration).


 Adjustable Rate Term Trusts

 A.  Herman D. Gordon, on Behalf of Himself and All Others Similarly Situated
     v. American Adjustable Rate Term Trust 1998; American Adjustable Rate Trust 1999; Piper Capital Management Incorporated; Piper Jaffray Inc.; Piper Jaffray Companies Inc.; Benjamin Rinkey; Jeffrey Griffin; Charles N. Hayssen and Edward J. Kohler (United States District Court, District of Minnesota).

     Plaintiff, an investor in the American Adjustable Rate Term Trusts Inc. 1998 and 1999 ("1998 and 1999 Trusts"), filed this putative class action lawsuit on October 20, 1994. Plaintiff purports to represent a class of persons who purchased shares in the 1998 and 1999 Trusts during the period from January 23, 1992, through June 30, 1994.

     Plaintiff alleges violation of Sections 11, 12(2) and 15 of the Securities Act; violation of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiff seeks rescission or damages, plus interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

     Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. Although the defendants have not yet filed a formal answer, the defendants deny liability. Defendants intend to defend the litigation vigorously. It is impossible to predict the outcome of the litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.


 B. Frank Donio, I.R.A., Jane Mazzagatte, I.R.A., Myra Smith, John M. Gobble, I.R.A., and Morgan Properties, Inc., on Behalf of Themselves and All Others Similarly Situated v. American Adjustable Rate Term Trust Inc. 1996; American Adjustable Rate Term Trust Inc. 1997; American Adjustable Rate Term Trust Inc. 1998; American Adjustable Rate Term Trust Inc. 1999; Piper Jaffray Companies, Inc.; Piper Capital Management Inc.; Piper Jaffray & Hopwood Inc.; Benjamin Rinkey; Jeffrey Griffin; Charles N. Hayssen, Edward J. Kohler and William H. Ellis (United States District Court, District of Minnesota).

     Plaintiffs, investors in the American Adjustable Rate Term Trusts Inc. 1996, 1997, 1998 and 1999 ("Trusts"), filed this putative class action lawsuit on April 14, 1995. Plaintiffs purport to represent a class of persons who own shares of the Trusts or who purchased shares in the Trusts during the period from April 15, 1992, through April 15, 1995.

     Plaintiffs allege violation of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; violation of Sections 17(j), 36(a) and 36(b) of the Investment Company Act of 1940; violation of
     Section 80A of the Minnesota Securities Act; and breach of fiduciary duty under state law. Plaintiffs seek rescission or damages, plus interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

     Although the plaintiffs in this action allege that it has been brought as a class action, the Court has not yet determined whether a class will be certified. Although the defendants have not yet filed a formal answer, the defendants deny liability. Defendants intend to defend the litigation vigorously. It is impossible to predict the outcome of the litigation, and, at the present time, the effect of the litigation on the consolidated financial statements cannot be determined.


 C.  Other Arbitration Claims Brought by Investors in Adjustable Rate Term
     Trusts

     The Company is a party to the following arbitrations which are based on claims similar to those asserted in Gordon v. American Adjustable Rate Term Trust 1998, et al. are:

     Charles P. Belgarde and May E. Belgarde v. American Adjustable Rate Term Trust, Inc. - 1998; Piper Capital Management Incorporated; Piper Jaffray, Inc.; and Piper Jaffray Companies, Inc. (National Association of Securities Dealers Arbitration).

     William J. Kenney v. John P. Murphy, Piper Capital Management Inc., and Kemper Securities, Inc. (National Association of Securities Dealers Arbitration).

     The Company denies liability and intends to defend the arbitrations vigorously. It is impossible to predict the outcome of the arbitrations, and, at the present time, the effect of the arbitrations on the consolidated financial statements cannot be determined.


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

     By court order dated December 13, 1994, these two putative class action lawsuits were consolidated. The plaintiffs purport to represent a class of persons who purchased shares in the Managers Intermediate Mortgage Fund ("Managers Intermediate") during the period from May 1, 1992, through June 14, 1994. Managers Intermediate is a no-load, open-end mutual fund that was generally managed by The Managers Funds, L.P. During the class period, Piper Capital Management Incorporated was the portfolio asset manager.

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

 Managers Short Government Income Fund

     Robert Fleck, on behalf of himself and all others similarly situated v. The Managers Funds, The Managers Funds, L.P., Piper Jaffray Inc., Piper Capital Management Incorporated, Worth Bruntjen, Evaluation Associates, Inc., Robert P. Watson, John E. Rosati, William M. Graulty, Madeline H. McWhinney, Steven J. Paggioli, Thomas R. Schneeweis and Managers Short Government Fund, F/K/A Managers Short Government Income Fund.

     Plaintiff, a shareholder of the Managers Short Government Income Fund ("Managers Short"), filed this putative class action lawsuit on November 18, 1994. Plaintiff purports to represent a class of persons who purchased shares of Managers Short during the period from May 1, 1993, through September 12, 1994. Managers Short is a no-load, open-end mutual fund that was generally managed by The Managers Funds, L.P. Piper Capital Management Incorporated was the portfolio asset manager until August 12, 1994.

     Plaintiff alleges that defendants Piper Jaffray Inc., Piper Capital Management Incorporated and Worth Bruntjen (the "Piper Defendants") violated Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; Section 13(a)(3) of the Investment Company Act; and engaged in negligent misrepresentation. Plaintiff seeks rescission and monetary damages, plus prejudgment interest, punitive damages if appropriate, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

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

     The claimant, a nonprofit organization, alleges that (i) Piper Capital breached a September 14, 1993 investment management agreement with claimant by virtue of investments in derivative securities; (ii) Piper Capital breached its fiduciary duties to claimant by virtue of investment in "unsuitable derivative securities, without [claimant's] knowledge or consent and contrary to [claimant's] directions and expectations, and by failing to disclose such investment strategy until after the portfolio had sustained huge losses . . ."; (iii) Piper Capital misrepresented material facts to claimant and failed to disclose to claimant that, in order to achieve higher returns than other investment advisors on claimant's bond portfolio, Piper Capital had to invest heavily in derivative securities;
     (iv) Piper Capital violated the Minnesota Securities Act; (v) Piper Jaffray and Piper Jaffray Companies are liable under the Minnesota securities laws as controlling persons of Piper Capital; (vi) Piper Capital violated the Minnesota Consumer Fraud Act; and (vii) Piper Capital violated The Investment Advisers Act. Claimant alleges that it has incurred damages in the principal amount of at least $5,513,077, and requests "an award of substantial damages . . . along with an award of reasonable attorneys' fees, forum fees, costs and disbursement . . ."

     The claimant filed its Statement of Claim on September 26, 1994. The defendants filed an answer, on December 30, 1994, denying liability. Defendants intend to defend the arbitration vigorously. Although it is impossible to predict the outcome of this arbitration, in the opinion of management of the Company, after consultation with counsel, the resolution of the claims related to this arbitration will have no material adverse effect on the consolidated financial statements.

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


 Item 6.    Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 11 - Statement Regarding Computation of Per Share Earnings.

            (b)  Reports on Form 8-K

                 On February 17, 1995, the Company filed a report on Form 8-K announcing the proposed settlement of the PJIGX litigation.








































                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PIPER JAFFRAY COMPANIES INC.
                                    (Registrant)





 Dated May 15, 1995                 /s/ Charles N. Hayssen
                                    CHARLES N. HAYSSEN
                                    Chief Financial Officer and
                                    Managing Director




 Dated May 15, 1995                 /s/ William H. Ellis
                                    WILLIAM H. ELLIS
                                    President and Chief Operating Officer



































                          PIPER JAFFRAY COMPANIES INC.

               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q


 Exhibit          Description of Exhibit                 Form of Filing

   11        Statement Regarding Computation of     Electronic transmission
             Per Share Earnings

   27        Financial Data Schedule                Electronic transmission

















































                                                                  Exhibit 11

                          PIPER JAFFRAY COMPANIES INC.

                STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)



                                    Three Months Ended    Six Months Ended
                                         March 31             March 31
                                     1995       1994        1995      1994

 PRIMARY NET INCOME (LOSS)
   PER SHARE:

   Net income (loss)              $(37,274)  $  6,896    $(32,624)  $ 16,872
                                  ---------  ---------   --------- ---------
   Average number of common
     and common equivalent
     shares outstanding:

   Average common shares
     outstanding                    17,208     17,544      17,145     17,549
   Dilutive effect of CSE's:
     Book value plan options             -        338           -        354
     Executive incentive
       stock options                     -        257           -        292
                                  ---------  ---------   ---------  ---------
                                    17,208     18,139      17,145     18,195
                                  ---------  ---------   ---------  ---------
 Primary net income (loss)
   per share                      $  (2.17)  $    .38    $  (1.90)  $    .93
                                  =========  =========   =========  =========

 NET INCOME (LOSS) PER SHARE
       ASSUMING FULL DILUTION:

   Net income (loss)              $(37,274)  $  6,896    $(32,624)  $ 16,872
                                  ---------  ---------   ---------  ---------
   Average number of common
     and common equivalent
     shares outstanding:

   Average common shares
     outstanding                    17,208     17,544      17,145     17,549
   Dilutive effect of CSE's:
     Book value plan options             -        338           -        355
     Executive incentive
       stock options                     -        257           -        292
                                  ---------  ---------   ---------  ---------
                                    17,208     18,139      17,145     18,196
                                  ---------  ---------   ---------  ---------
 Fully diluted net income
   (loss) per share               $  (2.17)  $    .38    $  (1.90)  $    .93
                                  =========  =========   =========  =========