Form 10-Q
period 1995-06-30
PIPER JAFFRAY COMPANIES INC
filed 1995-08-14
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 30, 1995                 Commission file number 1-7421



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


As of June 30, 1995, 17,444,101 shares of the Registrant's common stock were issued and outstanding.

                            PIPER JAFFRAY COMPANIES INC.

                                     INDEX


                                                                      Page
                                                                     Number


Part I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Consolidated Statements of Financial Condition

             Consolidated Statements of Operations

             Consolidated Statements of Cash Flows

             Notes to Consolidated Financial Statements


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations


Part II.  OTHER INFORMATION

    Item 1.  Legal Proceedings

    Item 6.  Exhibits and Reports on Form 8-K

    Signatures

    Index of Exhibits

    Exhibit

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         PIPER JAFFRAY COMPANIES INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In Thousands)

                                                       June 30,     Sept. 30,
                                                        1995          1994
                                                     (Unaudited)
ASSETS
  Cash (including $1,751 and $448,
    respectively, required
    to be segregated under
    federal and other regulations)                    $  30,215     $  12,070
  Receivable from other brokers and dealers              75,826        52,821
  Receivable from customers                             369,284       371,163
  Trading securities owned, at market                   113,665        49,132
  Investments pursuant to mortgage-backed bonds          53,280         1,605
  Office equipment and leasehold improvements,
    at cost, less accumulated depreciation of
    $49,454 and $44,033, respectively                    26,697        25,979
  Deferred income tax asset                              21,464         4,190
  Other assets                                           86,436        67,487
                                                      ----------    ----------
                                                      $ 776,867     $ 584,447
                                                      ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term borrowings                               $ 136,426     $ 108,132
  Checks and drafts payable                              46,149        43,935
  Payable to other brokers and dealers                  119,409        76,976
  Payable to customers                                  101,348        72,478
  Trading securities sold but not
    yet purchased, at market                             13,948        14,689
  Mortgage-backed bonds payable                          54,399         1,602
  Employee compensation                                  44,527        59,087
  Accrued litigation settlement                          70,000            --
  Federal and state income taxes                          1,147         1,281
  Other accounts payable and accrued expenses            38,642        38,464
                                                      ----------    ----------
                                                        625,995       416,644
                                                      ----------    ----------
  Shareholders' equity:
   Preferred stock, $1 par value; authorized,
     300,000 shares; none issued and outstanding             --            --
   Common stock, $1 par value; authorized
     40,000,000 shares; 17,568,744 and 17,461,521
     shares issued, respectively                         17,569        17,462
   Additional paid-in capital                            11,919         7,163
   Retained earnings                                    123,206       146,601
   Treasury stock, at cost; 124,643 and
    273,360 shares, respectively                         (1,822)       (3,423)
                                                      ----------    ----------
                                                        150,872       167,803
                                                      ----------    ----------
                                                      $ 776,867     $ 584,447
                                                      ==========    ==========
          See accompanying notes to consolidated financial statements.
                            PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                         June 30,                June 30,
                                     1995       1994          1995      1994
REVENUES

Commissions                        $ 37,381   $ 34,161      $103,666  $113,945
Profits on principal transactions    32,681     24,780        88,194    75,499
Investment banking                   14,268     11,766        36,348    47,206
Asset management fees                10,740     12,180        33,391    39,006
Interest                              8,685      6,252        24,984    17,440
Other income                          5,401      2,691        12,929     7,755
                                   ---------  ---------      --------  --------
    Total revenues                  109,156     91,830       299,512   300,851
                                   ---------  ---------      --------  --------
EXPENSES

Employee compensation                66,922     56,512       181,441   187,605
Floor brokerage and clearance         2,117      1,822         5,951     5,611
Interest                              2,826      1,944         8,821     4,763
Occupancy and equipment               7,408      7,067        21,395    20,379
Communications                        3,944      3,565        11,840    10,733
Travel and promotional                3,581      3,623        11,440    11,211
Charge for litigation settlement,
  net                               (13,910)        --        56,090        --
Other operating expenses             14,800      9,359        34,057    24,952
                                   ---------  ---------      --------  --------
    Total expenses                   87,688     83,892       331,035   265,254
                                   ---------  ---------      --------  --------
Income (loss) before income taxes    21,468      7,938       (31,523)   35,597

Income taxes (benefit)                8,373      3,096       (11,994)   13,883
                                   ---------  ---------      --------  --------
Net income (loss)                  $ 13,095    $ 4,842      $(19,529) $ 21,714
                                   =========  =========     ========= =========
Net income (loss) per common and
    common equivalent share
    (primary and fully diluted)    $    .73    $   .27      $  (1.13) $   1.20

Weighted average number of
    common and common equivalent
    shares outstanding               18,020     17,814        17,239    18,054

Dividends per share                $   .075    $  .175      $   .225  $   .525

          See accompanying notes to consolidated financial statements.

                           PIPER JAFFRAY COMPANIES INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                 (Unaudited)
                                                         Nine Months Ended
                                                             June 30,
                                                        1995            1994
Operating activities:
   Net income (loss)                                 $ (19,529)     $  21,714
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                      5,421          5,109
      Accrual for litigation settlement                 70,000             --
      Deferred income taxes                            (17,274)        (2,906)
      (Increase) decrease in:
       Net receivable from customers                    30,749        (16,781)
       Net trading securities                          (65,274)       (17,561)
       Other                                           (18,771)        (9,079)
      Increase (decrease) in:
       Net payable to other brokers and dealers         19,428        (13,426)
       Checks and drafts payable                         2,214         (1,464)
       Employee compensation                           (14,560)       (23,849)
       Federal and state income taxes payable             (134)        (2,232)
                                                     ----------     ----------
        Net cash used by operating activities           (7,730)       (60,475)
                                                     ----------     ----------
Financing activities:
   Net change in:
    Short-term borrowings                               28,294         78,916
    Mortgage-backed bonds payable                       52,797         (1,710)
    Investments and funds pursuant
      to mortgage-backed bonds                         (51,675)         1,403
   Net common stock issued                               6,824          1,240
   Treasury shares repurchased                            (360)        (2,722)
   Dividends paid                                       (3,866)        (9,192)
                                                     ----------     ----------
        Net cash provided by financing activities       32,014         67,935
                                                     ----------     ----------
   Net cash used for purchase of office
    equipment and leasehold improvements                (6,139)       (12,225)
                                                     ----------     ----------
   Net increase (decrease) in cash                      18,145         (4,765)
   Cash at beginning of period                          12,070         19,884
                                                     ----------     ----------
   Cash at end of period                             $  30,215      $  15,119
                                                     ==========     ==========
   Supplemental disclosure of cash flow information
   Cash paid during the nine months ended for:
    Interest                                         $   8,200      $   4,531
    Income taxes                                     $   1,476      $  19,021


          See accompanying notes to consolidated financial statements.
                            PIPER JAFFRAY COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        Nine Months Ended June 30, 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1994. The results of operations for the nine months ended June 30, 1995, are not necessarily indicative of the results to be expected for the year ending September 30, 1995.

The consolidated statement of financial condition as of June 30, 1995 and the other consolidated financial information for the periods ended June 30, 1995 and 1994, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals and the accrual for the litigation settlement discussed in Note 3) necessary for a fair statement of the results of operations for the periods have been included.

Net income (loss) per common and common equivalent share is calculated by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding, which includes the dilutive effect of all outstanding stock options. For periods in which a net loss is reported, the effect of common share equivalents is excluded from the calculation of per share amounts as they are anti-dilutive.


2. NET CAPITAL REQUIREMENTS

At June 30, 1995, the Company's broker-dealer subsidiary's net capital under applicable regulations was $76 million or 18.85% of aggregate debit balances and $67.9 million in excess of the minimum required net capital.


3. LITIGATION ACCRUAL AND CONTINGENCIES

On July 20, 1995, the Company entered into a settlement agreement for litigation relating to the Institutional Government Income Portfolio (PJIGX) mutual fund, an open-ended fund managed by Piper Capital Management Incorporated. The Company recorded a pre-tax charge of $70 million to accrue for this proposed settlement in the second quarter of fiscal 1995. The $70 million charge was offset in the third quarter by $13.9 million, which represents anticipated insurance proceeds, net of related expenses.

The Company is currently a defendant in other lawsuits and arbitrations related to various funds or assets managed by Piper Capital Management Incorporated, certain shareholder litigation, and two related cases involving a significant underwriting by Piper Jaffray Inc. The Company intends to defend these actions vigorously. It is impossible to predict the outcome of these lawsuits and arbitrations and, at the present time, the effect of the such lawsuits and arbitrations on the consolidated financial statements cannot be determined. Accordingly, no provision for liability, if any, that may result has been recorded in the consolidated financial statements.

The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits, arbitrations and claims will have no material adverse effect on the consolidated financial statements.


4. SHAREHOLDERS' EQUITY

During the nine months ended June 30, 1995, 35,900 shares of the Company's common stock were repurchased by the Company pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations.

    Common shares authorized for repurchase - fiscal years:
      1992                                            400,000
      1994                                            500,000
                                                      -------
                                                                  900,000

    Common shares repurchased - fiscal years:
      1992                                            201,000
      1993                                                 --
      1994                                            378,100
      1995                                             35,900
                                                      -------
                                                                  615,000
                                                                  -------
    Common shares available at June 30, 1995 for
      repurchase pursuant to authorizations                       285,000
                                                                  =======

    Total common shares repurchased                               615,000

    Treasury shares reissued - fiscal years:
      1992                                              6,262
      1993                                            194,738
      1994                                            104,740
      1995                                            184,617
                                                      -------
                                                                  490,357
                                                                  -------
    Treasury shares outstanding at June 30, 1995                  124,643
                                                                  =======

Item 2. Management's Discussion and Analysis of Financial Condition Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1994.


OPERATIONS

The Company reported net income of $13.1 million for the quarter ended June 30, 1995. Third quarter earnings included a $13.9 million reduction in the charge for the proposed settlement of the PJIGX litigation, representing anticipated insurance proceeds, net of related expenses.

The Company's revenues for the nine months ended June 30, 1995 decreased .4% over the first nine months of fiscal year 1994 to $299.5 million. The net loss for the first nine months was $19.5 million, versus net income of $21.7 million for the same period of the prior fiscal year. The net loss per share for the first nine months was $1.13 versus net income per share of $1.20 a year earlier. Revenues for the quarter ended June 30, 1995 were $109.2 million, an 18.9% increase from the same period a year ago. The Company recorded net income of $13.1 million for the quarter ended June 30, 1995 versus net income of $4.8 million for the same period of the prior fiscal year. The net income per share for the quarter ended June 30, 1995 was $.73. Net income per share was $.27 for the same period of the prior fiscal year. Excluding the settlement accrual, net income would have been $.84 per share for the nine months ended June 30, 1995, and $.26 for the third quarter of fiscal 1995.

Increases in profits on principal transactions during the nine months ended June 30, 1995 was offset by decreases in commissions and investment banking revenues during the same period. Commissions and investment banking revenues for the quarter ended June 30, 1995 exceeded those of the same period of the prior fiscal year by 9.4% and 21.3%, respectively. Asset management revenue decreased 11.8% for the quarter and 14.4% for the nine months ended June 30, 1995 compared to the same periods in fiscal 1994. The decrease in revenues was caused by a drop in assets under management by Piper Capital Management Incorporated, which declined by 13.3% to $10.4 billion at June 30, 1995 as compared to $12.0 billion at June 30, 1994. The decrease in assets under management was due to both declines in asset market value and to net liquidations.

Excluding the settlement accrual, expenses for the quarter and nine months ended June 30, 1995 increased $17.7 million and $9.7 million, or 21.1% and 3.6% respectively, as compared to the same periods in the prior year. Employee compensation, including broker compensation and employee incentives, increased by $10.4 million, or 18.4% as compared to the third quarter of fiscal 1994, and was down $6.2 million, or 3.3%, year to date, in line with revenues. Other operating expense increases were due primarily to higher fees and costs related to ongoing litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a liquid balance sheet. Most of the Company's assets consist of cash and assets readily convertible into cash. The fluctuations in cash flows from financing activities are directly related to operating activities due to the liquid nature of the Company's balance sheet.

Management believes that existing capital, funds from operations and current credit lines will be sufficient to finance the Company's business. As part of the proposed settlement of the PJIGX litigation, the Company was required to deposit $20 million in cash into an escrow fund on August 3, 1995. This amount was partially funded by the proceeds of the sale of the Company's $10 million investment in the PJIGX fund, which was completed on April 17, 1995. The remaining $10 million of escrow funds will be financed through the credit facilities of the Company's broker/dealer subsidiary. The funding of the balance of the proposed settlement, up to $50 million, is payable over a three-year period with interest at 8 percent. This amount is expected to be financed by tax refunds arising from the resulting net operating loss, cash flow from operations, and available credit facilities.

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

During the third quarter of fiscal 1995, the Company's broker/dealer subsidiary entered into operating leases and service agreements for personal computer hardware and software in a new workstation system for investment executives. The Company plans to commit approximately $12 million for the system. There were no other material commitments for capital expenditures as of June 30, 1995.

The Company is currently a defendant in other lawsuits and arbitrations related to various funds or assets managed by Piper Capital Management Incorporated (see Section A of Part II, Item 1), certain shareholder litigation (see Section B of Part II, Item 1), and two related cases involving a significant underwriting by Piper Jaffray Inc. (see Section C of Part II, Item
1). The Company intends to defend these actions vigorously. It is impossible to predict the outcome of these lawsuits and arbitrations and, at the present time, the effect of the such lawsuits and arbitrations on the consolidated financial statements cannot be determined. Accordingly, no provision for liability, if any, that may result has been recorded in the consolidated financial statements.


 PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is involved in various lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to the securities business. The Company denies liability and intends to defend each of the lawsuits or arbitrations vigorously. Actions which individually, or when aggregated with similar actions, make claims for a material amount are described in more detail below:

A. Lawsuits Related to Various Funds or Assets Managed by Piper Capital Management Incorporated

1.  Institutional Government Income Portfolio

a. In Re: Piper Funds, Inc. Institutional Government Income Portfolio Litigation (United States District Court, District of Minnesota).

    This is a consolidated putative class action in which claims brought by 13 persons or entities have been consolidated under the title In Re: Piper Funds Inc. Institutional Government Income Portfolio Litigation (United States District Court, District of Minnesota) ("PJIGX action"), pursuant to an Amended Consolidated Class Action Complaint filed on October 5, 1994. The named plaintiffs in that Amended Consolidated Class Action Complaint purport to represent a class of individuals and groups who purchased shares of the Institutional Government Income Portfolio, an open-ended fund managed by Piper Capital Management Incorporated, during the putative class period of July 1, 1991, through May 9, 1994.

    The Amended Consolidated Class Action Complaint alleges violation of Sections 11 and 12(2) of the Securities Act of 1933, as amended (the "Securities Act"); violation of Section 10(b) of the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and Rule 10b-5 promulgated thereunder; violation of Sections 13(a)(3), 18(f), 34(b) and 36(b) of the Investment Company Act of 1940, as amended (the "Investment Company Act"); violation of Section 80A.01 of the Minnesota Statutes; negligent misrepresentation; and breach of fiduciary duty. Plaintiffs seek rescission or damages, plus prejudgment interest, and attorneys' fees and costs. The Amended Consolidated Class Action Complaint claims that the Institutional Government Income Portfolio lost 24.6% of its value during the period from January 1, 1994 to May 6, 1994. The Amended Consolidated Complaint does not specify an amount of damages sought. The defendants filed an Answer to the Amended Consolidated Class Action Complaint on October 21, 1994, in which the defendants deny liability.

    The named plaintiffs and defendants have reached a settlement of this matter, subject to approval by the Court and a sufficiently large percentage of the class. The terms of the settlement are set forth in a Settlement Agreement dated July 20, 1995 which has been submitted to the Court for approval. If approved by the Court and a sufficiently large percentage of the conditionally certified class, the settlement agreement would provide up to $70 million to class members in payments scheduled during the next three years. Related arbitration actions have been stayed by the Court pending the consideration by class members of the proposed settlement.

b. Other Lawsuits Brought by Investors in Institutional Government Income Portfolio.

    The Company is party to the following actions which are based on claims similar to those asserted in In Re: Piper Funds, Inc. Institutional Government Income Portfolio Litigation. These actions are at various stages of development.

    Idaho Association of Realtors(R), Inc., a non-Profit Idaho corporation v. Piper Funds, Inc. Institutional Government Income Portfolio; Piper Capital Management Incorporated; Piper Jaffray, Inc.; Piper Jaffray Companies Inc.; William H. Ellis and Edward J. Kohler (United States District Court, District of Minnesota).

    Action commenced on November 1, 1994. This lawsuit has been consolidated with the PJIGX action and transferred to the District of Minnesota for pretrial proceedings pursuant to an order of the Panel on Multidistrict Litigation. Plaintiff seeks rescission or damages, plus prejudgment interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

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

    Action commenced on September 30, 1994. This lawsuit has been consolidated with the PJIGX action and transferred to the District of Minnesota for pretrial proceedings pursuant to an order of the Panel on Multidistrict Litigation. Plaintiffs seek rescission of their alleged investment of approximately $840,141.28 or monetary damages, plus interest, and attorneys' fees and costs.

    Eltrax Systems, Inc. v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc., William H. Ellis and Edward J. Kohler (United States District Court, District of Minnesota).

    Action commenced on October 21, 1994. Discovery in this matter is stayed pending final approval of the proposed settlement agreement in the consolidated class action. Plaintiff seeks approximately $525,000 in damages, plus prejudgment interest, and attorneys' fees and costs.

    Frank R. Berman, Trustee of Frank R. Berman Professional CP Pension Plan Trust v. Piper Jaffray Inc., Piper Fund, Inc., Morton Silverman and Worth Bruntjen (Minnesota State District Court, Hennepin County).

    Action commenced on April 11, 1995. Plaintiff appears to fall within the definition of the conditionally certified class in the PJIGX action. The parties have stipulated to a stay of this action pending notice to class members of the settlement in the PJIGX action, and the opportunity of those class members to opt-out of the settlement. Plaintiff seeks monetary damages, plus interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

    Beverly Muth vs. Piper Jaffray Inc. and Teresa L. Darnielle, (Montana Thirteenth Judicial District Court, Yellowstone County).

    Action commenced on June 22, 1995. Plaintiff appears to fall within the definition of the conditionally certified class in the PJIGX action. Plaintiff seeks monetary damages of over $12,000, a sum to be determined at trial for extreme emotional distress and an award of punitive damages.

c.  Arbitrations Brought by Investors in Institutional Government Income
    Portfolio.

    The following actions which are based on claims similar to those asserted in the PJIGX action were commenced in arbitration by individual investors in the Institutional Government Income Portfolio; these arbitrations appear to be subject to the Court's stay order issued in In Re: Piper Funds, Inc. Institutional Government Income Portfolio Litigation.

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

    Claim filed November 11, 1994. Claimants seek to recover in excess of $1 million.

    Public Water Supply District No. 5 v. Piper Jaffray, Inc., Robert Williams, Branch Manager, and Charles Greenway, Assistant Vice President Investments (National Association of Security Dealers Arbitration).

    Claim filed August 30, 1994. Claimant seeks to recover $12,263.37.

    Edward Sterbenz, Stephany K. Sterbenz, Janice M. Spiegel and Linda Spiegel Zielinski v. Piper Jaffray Inc. and Rick Kneiser, Account Executive (National Association of Securities Dealers Arbitration).

    Claim filed November 21, 1994. Claimants seek to recover $7,407.85.

    Roger W. Arvold and Maxine E. Arvold v. Piper Jaffray, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed December 30, 1994. Claimants seek to recover approximately $30,000.

    William T. Egan v. Piper Jaffray Inc., Piper Capital Management Incorporated, and Piper Funds Inc. (National Association of Securities Dealers Arbitration).

    Claim filed December 29, 1994. Claimant seek to recover approximately
    $59,000.

    Park Nicollet Medical Foundation v. Piper Jaffray Inc. and Piper Capital Management Incorporated (National Association of Securities Dealers Arbitration).

    Claim filed January 9, 1995. Claimant seek to recover $4,542,904.40.

    Linda A. Ramirez cust. fbo Christina M. Ramirez and Daniel L. Ramirez, Joree
    I. Ramirez and Linda A. Ramirez, JT Ten v. Daniel H. Ball and Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed in November, 1994. Claimants seek to recover approximately $10,000.

    Family Housing Fund of Minneapolis and St. Paul v. Piper Jaffray Inc., Piper Capital Management Incorporated, Piper Jaffray Investment Trust Inc., Worth Bruntjen, Kathleen Callahan, and Eric L. Siedband (National Association of Securities Dealers Arbitration).

    Claim filed January 31, 1995. Claimant seek to recover $1,394,715.

    David S. Bradford, M.D. v. Piper Capital Management, Inc., Piper Jaffray Inc., and Piper Jaffray Companies, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed February 22, 1995. Claimant seeks to recover approximately $400,000.

    Judith B. Arterburn v. Piper Jaffray Inc. and Kirk A. Abrahamson (National Association of Securities Dealers Arbitration).

    Claim filed February 13, 1995. Claimant seeks to recover approximately $21,000.

    Herb Pilhofer v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed January 30, 1995. Claimant seeks to recover $37,663.37.

    South Dakota School of Mines and Technology Foundation, Inc. v. Piper Jaffray Inc., Piper Jaffray Companies, Inc., Piper Capital Management Incorporated, Addison L. Piper, William H. Ellis, Dan L. Lastavich, Delos V. Steenson, Worth Bruntjen, Jaye F. Dyer, Edward J. Kohler, John T. Golle, and David T. Bennett (New York Stock Exchange Arbitration).

    Claim filed January 4, 1995. Claimant seeks to recover approximately $17,500,000.

    Joseph H. Reynebeau v. Piper Jaffray Inc. and Gerard Johnson (National Association of Securities Dealers Arbitration).

    Claim filed April 18, 1995. Claimant seeks to recover $9,999.99.

    City of Mound v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray, Inc., Piper Jaffray Companies, Inc. and Bennett E. Marks (New York Stock Exchange Arbitration).

    Claim filed May 31, 1995. Claimant seeks to recover in excess of $800,000.

    Eric Wade Compton Russell v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray, Inc., Piper Jaffray Companies, Inc. and Edwin Johnson (New York Stock Exchange Arbitration).

    Claim filed June 13, 1995. Claimant seeks to recover in excess of $37,500.

2.  Adjustable Rate Term Trusts

a. Herman D. Gordon, Robert D. Moore, I.R.A., Frank Donio, I.R.A., Jane Mazzagatte, I.R.A., Myra W. Smith, John M. Gobble, I.R.A., Morgan Properties, Inc., Gerald D. Cashill, Richard Harbison, P. Joan Spengler, I.R.A., James O. Chambers, and Mary A. Snively, on Behalf of Themselves and All Others Similarly Situated v. American Adjustable Rate Term Trust, Inc. 1996, American Adjustable Rate Term Trust, Inc. 1997, American Adjustable Rate Term Trust 1998; American Adjustable Rate Trust 1999; Piper Jaffray Companies, Inc.; Piper Capital Management Inc., Piper Jaffray Inc.; Benjamin Rinkey; Jeffrey Griffin; Charles N. Hayssen, Edward J. Kohler; and William
    H. Ellis (United States District Court, District of Minnesota).

    Frank Donio, I.R.A., Jane Mazzagatte, I.R.A., Myra Smith, John M. Gobble, I.R.A., and Morgan Properties, Inc., on Behalf of Themselves and All Others Similarly Situated v. American Adjustable Rate Term Trust Inc. 1996; American Adjustable Rate Term Trust Inc. 1997; American Adjustable Rate Term Trust Inc. 1998; American Adjustable Rate Term Trust Inc. 1999; Piper Jaffray Companies, Inc.; Piper Capital Management Inc.; Piper Jaffray Inc.; Benjamin Rinkey; Jeffrey Griffin; Charles N. Hayssen, Edward J. Kohler and William H. Ellis (United States District Court, District of Minnesota).

    Plaintiff Gordon, an investor in the American Adjustable Rate Term Trusts Inc. 1998 and 1999, filed a putative class action lawsuit on October 20, 1994. Plaintiffs Donio, et al., investors in the American Adjustable Rate Term Trusts Inc. 1996, 1997, 1998 and 1999 ("Trusts"), filed a putative class action lawsuit on April 14, 1995. Plaintiffs in both actions filed a Consolidated Amended Class Action Complaint on May 23, 1995. The court has not formally consolidated the two putative class actions. Plaintiffs purport to represent a class of persons who purchased shares in the 1996 and 1997 Trusts during the period from April 15, 1992, through October 31, 1994, and in the 1998 and 1999 Trusts during the period from January 23, 1992, through October 31, 1994.

    Plaintiffs allege violation of Sections 11, 12 (2) and 15 of the Securities Act; violation of Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; violation of Sections 17(j), 34(b), 36(a) and 36(b) of the Investment Company Act; violation of Section 80A.01 of the Minnesota Statutes; negligent misrepresentation and breach of fiduciary duty. Plaintiffs seek rescission or damages, plus interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

    Although the plaintiffs in this action allege that it has been brought as a class action, the Court has not yet determined whether a class will be certified. Although the defendants have not yet filed a formal answer, the defendants deny liability.

b.  Arbitration Claims Brought by Investors in Adjustable Rate Term Trusts

    The Company is a party to the following arbitrations which are based on claims similar to those asserted in Gordon, et al. v. American Adjustable Rate Term Trust 1996, et al.

    Charles P. Belgarde and May E. Belgarde v. American Adjustable Rate Term Trust, Inc. - 1998; Piper Capital Management Incorporated; Piper Jaffray, Inc.; and Piper Jaffray Companies, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed November 28, 1994. Claimants seek to recover approximately $222,000.

    William J. Kenney v. John P. Murphy, Piper Capital Management Inc., and Kemper Securities, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed February 24, 1995. Claimant seeks to recover approximately $97,500.

    Daniel J. Epstein and Continental America Properties, Ltd. v. Dickinson & Company, Inc., Richard C. Barrett, Jr., Advest Company, Inc., Piper Jaffray Inc., and Piper Capital Management Incorporated (National Association of Securities Dealers Arbitration)

    Claim filed June 21, 1995. Claimant seeks to recover in excess of $30,000 in damages and in excess of $1 million in punitive damages.

    Richard C. Mollin, Trustee, and Richard C. Mollin v. Piper Jaffray Inc. and Philip H. Strom (National Association of Securities Dealers Arbitration)

    Claim filed May 5, 1995. Claimants seek to recover $42,656.13.

    Robert Albright v. Piper Jaffray, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed May 8, 1995. Claimant seeks $68,000 in compensatory damages and $182,000 in punitive damages.

    Mia Stoick v. Piper Jaffray, Inc., Piper Jaffray Co., Inc., and David J. Lehrer (National Association of Securities Dealers Arbitration).

    Claim filed July 28, 1995. Claimant seeks to recover lost profits in an amount to be determined and rescission of certain transactions.

    Satish C. & Roopa Bansal v. Gregory Schaff & Piper Jaffray, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 17, 1995. Claimants seek to recover $57,168.


3.  American Strategic Income Portfolio

    Gary E. Nelson v. American Strategic Income Portfolio Inc. II, Piper Jaffray Companies Inc., Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William Ellis and Edward Kohler (United States District Court, Western District of Washington).

    Plaintiff, an investor in the American Strategic Income Portfolio Inc. II ("American Strategic Portfolio"), filed this putative class action lawsuit on June 28, 1995. Plaintiff purports to represent a class of persons who purchased shares of American Strategic Portfolio during the period from July 30, 1992, through October 3, 1994.

    Plaintiff alleges violation of Sections 11, 12(2) and 15 of the Securities Act; violation of Section 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; violation of Sections 17(j), 34(b), 36(a), and 36(b) of the Investment Company Act; violation of the Washington State Securities Act and the Washington Consumer Protection Act; negligent misrepresentation and breach of fiduciary duty. Plaintiff seeks treble compensatory damages, prejudgment interest, and attorneys' fees. The Complaint does not specify an amount of damages sought.

    Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. Although the defendants have not yet filed a formal answer, the defendants deny liability.

4.  American Opportunity Income Fund

a. Gary E. Nelson v. American Opportunity Income Fund, Inc., Piper Jaffray Companies, Inc., Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William H. Ellis, and Edward J. Kohler (United States District Court, Western District of Washington)

    Plaintiff, an investor in the American Opportunity Income Fund, Inc. ("American Opportunity Fund"), filed this putative class action lawsuit on July 12, 1995. Plaintiff purports to represent a class of persons who purchased shares of American Opportunity Fund during the period from September 25, 1989, through January 11, 1995.

    Plaintiff alleges that all defendants except the American Opportunity Fund violated the Racketeer Influenced and Corrupt Organizations Act, Sections 1962(a), (b), (c) and (d) by allegedly committing predicate acts of (1) mail fraud in violation of 18 U.S.C. 'S1341; (2) wire fraud, in violation of 18 U.S.C. 'S1343, (3) interstate transportation of money or property obtained through theft or fraud in violation of 18 U.S.C. 'S2314, and (4) securities fraud, in violation of Sections 11 and 12(2) of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and Sections 13(a)(3), 17(j), and 36(a) and (b) of the Investment Company Act. Plaintiff further alleges that all defendants violated the Washington State Securities Act and the Washington Consumer Protection Act, negligent misrepresentation and breach of fiduciary duty. Plaintiff seeks treble compensatory damages, prejudgment interest, and attorneys' fees. The Complaint does not specify an amount of damages sought.

    Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. Although the defendants have not yet filed a formal answer, the defendants deny liability.

b.  Arbitration Claim Brought by Investor in American Opportunity Income Fund

    The following arbitration seeks recovery by an investor in the American Opportunity Income Fund.

    Penny DiRocco v. Piper Jaffray, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed March 27, 1995. Claimant seeks damages in excess of $500,000.


5.  Managers Intermediate Mortgage Fund

a.  Florence R. Hosea, Bobby W. Hosea, Getrud B. Dale and Peter M. Dale,
    Andrew Poffel and Diane Poffel as tenants by the Entireties, Myrone Barone, Donna M. DiPalo, Bernard B. Geltner as IRA custodian, IRA and Bernard B. Geltner and Gail Geltner and Paul Delman v. The Managers Funds, The Managers Funds, L.P., Robert P. Watson, Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen and Managers Intermediate Mortgage Fund (United States District Court, District of Connecticut).

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

    In their Amended and Restated Complaint, filed on July 19, 1995, plaintiffs allege that defendants Piper Capital Management Incorporated, Piper Jaffray Inc. and Worth Bruntjen (the "Piper Defendants") violated Sections 11, 12(2) and 15 of the Securities Act; Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; Sections 13(a)(3), 34(b) and 36(b) of the Investment Company Act; and engaged in negligent misrepresentation; breach of fiduciary duty; and common law fraud. Plaintiffs seek rescission or monetary damages, plus prejudgment interest, punitive damages "where appropriate," and attorneys' fees and costs. The Complaints do not specify an amount of damages sought.

    Although the plaintiffs in this consolidated action allege that they have been brought as class actions, the Court has not yet determined whether a class will be certified. The defendants have filed a motion to dismiss the consolidated action in its entirety.

b.  Arbitration Claim Brought by Investor in Managers Intermediate Mortgage
    Fund

    The following arbitration claim which is based on claims similar to those asserted in Florence R. Hosea et al v. The Managers Funds et al seeks recovery for investment in the Managers Intermediate Mortgage Fund.

    George P. Stacey v. The Managers Funds, The Managers Funds L.P., Piper Jaffray, Inc. and Piper Capital Management Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 27, 1995. Claimant seeks to recover approximately $45,000 in actual damages and $50,000 in punitive damages.

6.  Managers Short Government Income Fund

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

    Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. On January 24, 1995, the Piper Defendants filed a motion to dismiss the claims against them.

7.  American Government Income Portfolio and the American Government Income
    Fund

a. Carson H. Bradley v. American Government Income Fund, American Government Income Portfolio, Piper Capital Management, Inc., Piper Jaffray, Inc. and Worth Bruntjen (United States District Court, District of Idaho).

    Plaintiff, an individual investor in the American Government Income Portfolio and the American Government Income Fund, both closed-end funds offered by the defendants, filed this action on February 22, 1995. Plaintiff invested approximately $62,000 in the Funds, alleges a loss of approximately $12,000, and seeks rescission of his investments in those funds or monetary damages, based on negligent misrepresentation, breach of fiduciary duty, and breach of contract. The action was filed in Idaho State Court, Bannock County, but has now been removed to Federal District Court for the District of Idaho. Defendants filed a motion to dismiss on May 1, 1995.

b. Arbitration Claim Brought by Investor in the American Government Income Portfolio.

    The following arbitration claim, which is based on claims simliar to those asserted in Carson H. Bradley, et al v. American Government Income Fund et al, seeks recovery for investment in the American Government Income Portfolio.

    Devorah Max Koster v. Piper Jaffray Inc. (New York Stock Exchange Arbitration).

    Claim filed April 18, 1995. Claimant seeks to recover $20,250.

8.  American Strategic Income Portfolio III

    The following arbitrations seek recovery for investments in American Strategic Income Portfolio-III, another closed-end fund.

a. Daniel K. Nordby and Barbara L. Rawley v. Piper Jaffray Inc. and Gary M. Petrucci (National Association of Securities Dealers Arbitration).

    Claim filed in February, 1995. Claimants seek to recover approximately $31,500.

b. Stanley E. Williams and Grayce E. Williams v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed December 28, 1994. Claimants seek to recover approximately $21,200.

9.  The Americas Income Trust

    The following arbitration seeks recovery for investments in the Americas Income Trust, another closed-end fund.

    Norb Willging v. Piper Jaffray, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed May 4, 1995. Claimant seek to recover approximately $15,513.75.


10. Privately Managed Accounts

a. Minnesota Orchestral Association v. Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

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

    The claimant filed its Statement of Claim on September 26, 1994. The defendants filed an answer on December 30, 1994, denying liability.

b. The Valspar Corporation and The Valspar Profit Sharing Retirement Plan v. Piper Capital Management Incorporated, and Piper Jaffray Companies, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed February 7, 1995. Claimant seeks to recover $3.6 million. Like the Minnesota Orchestral Association, Valspar had individually managed accounts which included investments in derivative products. Valspar's claims are similar to those brought by the Minnesota Orchestral Association.


c. Rodney P. Burwell v. Piper Jaffray Inc., Piper Capital Management, Jeff Griffin and Piper Jaffray Companies, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed January 26, 1995. Claimant seeks to recover in excess of $2.5 million for losses sustained in a foreign index linked product purchased through Piper.

d. Hunter, Keith Industries, Inc. v. Piper Capital Management Incorporated and Piper Jaffray, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 27, 1995. Claimant seeks to recover in excess of $500,000, based on claims similar to those brought by the Minnesota Orchestral Association. Like the Minnesota Orchestral Association, Hunter, Keith Industries, Inc. had individually managed accounts which included investments in derivative products.


B.  Shareholder Litigation

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


C.  Bonneville Pacific Corporation

    Piper Jaffray Inc. ("Piper Jaffray") has been named as one of many defendants in two lawsuits separately filed in the United States District Court for the District of Utah resulting from Piper Jaffray's dealings with Bonneville Pacific Corporation ("BPCO"). Other defendants include BPCO's attorneys, accountants, lenders and other investment bankers. BPCO is currently in Chapter 11 reorganization proceedings in Utah.

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


D.  Other Litigation

    The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits, arbitrations and claims will have no material adverse effect on its consolidated financial statements.


  Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             11 - Statement Regarding Computation of Per Share Earnings

             27 - Financial Data Schedules (filed electronically)

         (b) Reports on Form 8-K

             On July 20, 1995, the Company filed a report on Form 8-K relating to the execution of a settlement agreement for the PJIGX litigation.



                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PIPER JAFFRAY COMPANIES INC.
                                 (Registrant)





Dated August 14, 1995            /s/ Deborah K. Roesler
                                 --------------------------------------
                                 DEBORAH K. ROESLER
                                 Chief  Financial  Officer and
                                 Managing Director


Dated August 14, 1995            /s/ William H. Ellis
                                 --------------------------------------
                                 WILLIAM H. ELLIS
                                 President and Chief Operating Officer







                           PIPER JAFFRAY COMPANIES INC.

               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10Q


Exhibit           Description of Exhibit                        Form of Filing

11      Statement Regarding Computation of Per Share Earnings   Electronic
                                                                transmission

27      Financial Data Schedule                                 Electronic
                                                                transmission



                                                                     Exhibit 11

                            PIPER JAFFRAY COMPANIES INC.

                  STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                      (In Thousands, Except Per Share Amounts)
                                    (Unaudited)


                                 Three Months Ended        Nine Months Ended
                                       June 30                  June 30

                                   1995       1994          1995        1994

PRIMARY NET INCOME (LOSS)
  PER SHARE:

    Net income (loss)           $ 13,095    $ 4,842      $(19,529)     $21,714
                                ---------   --------     ---------     --------
    Average number of common
      and common equivalent
      shares outstanding:

    Average common shares
      outstanding                 17,425     17,396        17,239       17,498
    Dilutive effect of CSE's:
      Book value plan options        212        277            --          330
      Executive incentive
        stock options                301        141            --          226
                                ---------   --------     ---------     --------
                                  17,938     17,814        17,239       18,054
                                ---------   --------     ---------     --------
    Primary net income (loss)
      per share                 $    .73    $   .27      $  (1.13)     $  1.20
                                =========   ========     =========     ========


NET INCOME (LOSS) PER SHARE
    ASSUMING FULL DILUTION:

    Net income (loss)           $ 13,095    $ 4,842      $(19,529)     $21,714
                                ---------   --------     ---------     --------
    Average number of common
      and common equivalent
      shares outstanding:

    Average common shares
      outstanding                 17,425     17,396        17,239       17,498
    Dilutive effect of CSE's:
      Book value plan options        224        277            --          330
      Executive incentive
        stock options                371        141            --          226
                                ---------   --------     ---------     --------
                                  18,020     17,814        17,239       18,054
                                ---------   --------     ---------     --------

    Fully diluted net income
      (loss) per share          $    .73    $   .27      $  (1.13)     $  1.20
                                =========   ========     =========     ========