Form 10-K
period 1995-09-30
PIPER JAFFRAY COMPANIES INC
filed 1995-12-29
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                              Exchange Act of 1934

                  For the fiscal year ended September 30, 1995

                                       or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                           Commission File No. 1-7421


                          PIPER JAFFRAY COMPANIES INC.
             (Exact name of Registrant as specified in its charter)


      Delaware                                           41-1233380
(State of incorporation)                      (IRS Employer Identification No.)


Piper Jaffray Tower, 222 South Ninth Street, Minneapolis, Minnesota     55402
       (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (612) 342-6000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered

Common Stock, par value                           New York Stock Exchange
$1.00 per share                                   Chicago Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 8, 1995, 17,539,395 shares of common stock were issued and outstanding, and the aggregate market value of the shares of common stock held by non-affiliates was approximately $127,672,000 (based upon the closing price on the New York Stock Exchange).

                       DOCUMENTS INCORPORATED BY REFERENCE

              Item                           Document of Reference
PART II

Item 5.
Market for Registrant's Common       "Market Prices and Dividends Per
Equity and Related Shareholder       Share" from the Annual Report to
Matters                              Shareholders for the fiscal year ended
                                     September 30, 1995 (the "1995
                                     Annual Report")

Item 6.
Selected Financial Data              "Financial Summary" from the 1995
                                     Annual Report

Item 7.
Management's Discussion and          "Management's Financial Discussion"
Analysis of Financial Condition      from the 1995 Annual Report
and Results of Operation

Item 8.
Financial Statements and             "Consolidated Financial Statements"
Supplementary Data                   and "Summary of Quarterly Results"
                                     from the 1995 Annual Report

PART III

Item 10.
Directors and Executive Officers     "Election of Directors" on pages 2-3
of the Registrant                    and "Compliance with Reporting
                                     Requirements" on page 12 of the
                                     Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on January 24, 1996 (the "1995 Proxy
                                     Statement") and to be filed within 120 days after the Registrant's fiscal year ended
                                     September 30, 1995

Item 11.
Executive Compensation               "Executive Compensation" on pages 6-10
                                     of the 1995 Proxy Statement

Item 12.
Security Ownership of Certain        "Equity Securities Beneficially
Beneficial Owners and                Owned by Directors and Executive
Management                           Officers" on page 5 of the 1995
                                     Proxy Statement

Item 13.
Certain Relationships and            "Transactions with Directors and
Transactions                         Officers" on page 12 of the 1995
                                     Proxy Statement

PART IV

Item 14.(a):

1.  Consolidated Financial           "Consolidated Financial Statements"
    Statements                       from the 1995 Annual Report to
                                     Shareholders, included in Exhibit 13
                                     filed herein

2.  Financial Statement              "Summary of Quarterly Results" from
      Schedules                      the 1995 Annual Report to Shareholders,
    Selected Quarterly Financial     included in Exhibit 13 filed herein
      Data

PART I

Item 1. Business

Piper Jaffray Companies Inc. (the "Company"), a Delaware corporation, is a holding company which offers individual investor, investment banking, investment management and trust services through its wholly owned subsidiaries. The Company is not engaged in any business activities other than certain investing and administrative functions.

The Company's primary wholly owned subsidiaries include Piper Jaffray Inc. (Piper Jaffray), its broker/dealer subsidiary; Piper Capital Management Incorporated (Piper Capital), an asset management firm; Piper Trust Company (Piper Trust); and Premier Acceptance Corporation (Premier), an issuer of mortgage-backed bonds.

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

Piper Jaffray has 78 retail sales offices in 17 states and is licensed as a broker/dealer in all states and Washington D.C.

Piper Capital Management Incorporated

Piper Capital, a Delaware corporation, was incorporated in 1983 and is an investment adviser registered under the Investment Advisers Act of 1940. Piper Capital furnishes investment advice to various clients, including pension and profit sharing funds, corporations and individuals. Piper Capital is also the investment adviser to 17 closed-end funds, the Piper Funds Inc. series of 14 open-end mutual funds, the Piper Institutional Funds Inc. series of two open-end funds, the Piper Global Funds Inc., which currently has one global open-end fund, and the Hercules Funds, Inc., which has six open-end funds. As of September 30, 1995, Piper Capital's total assets under management were approximately $9.4 billion.

Piper Trust Company

Piper Trust, chartered in Minnesota in 1989, provides trust services to individuals and institutions, focusing primarily on employee benefit and personal trust services. Personal trust administrators assist individual clients in planning their estates, setting investment goals, and monitoring investment activities. Piper Trust administrators also work with institutions to provide 401(k) and other employee-directed, company-sponsored retirement plans. Piper Trust operates 17 common and collective funds and had $0.9 billion in client assets under trust as of September 30, 1995.

Premier Acceptance Corporation

Premier was incorporated in Delaware in 1988 and is an issuer of bonds which are collateralized by GNMA and FNMA certificates. During fiscal 1995, Premier issued three series of mortgage-backed bonds with an aggregate original principal amount of $54.4 million. As of September 30, 1995, $53.9 million remained outstanding. The issuance of six series of mortgage-backed bonds with an aggregate original principal amount of $176.1 million and the related purchase of collateral has been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements.



Sources of Revenues

Commissions

Piper Jaffray charges a brokerage commission when acting as agent for the purchaser or seller of a security or futures contract. If the security is listed on an exchange and Piper Jaffray does not act as a principal in the security, the transaction is generally effected through an automatic execution and clearing system or Piper Jaffray's own floor brokers. If the security is traded on the over-the-counter market, Piper Jaffray generally effects the transaction directly with one of the firms making a market in that security. Piper Jaffray also acts as agent with respect to the purchase and sale of futures and option contracts. These transactions are effected through correspondent brokers. Piper Jaffray purchases mutual fund shares at a specified discount from the price at which the shares are resold to customers. Piper Jaffray is also a distributor of Piper Capital's open-end mutual funds.

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

Piper Jaffray acts as a market maker for unlisted common stocks and convertible debt securities of approximately 390 companies. As a market maker, Piper Jaffray, for its own account, generally maintains a long or short inventory position with respect to such securities and stands ready to effect purchase or sale transactions with customers and other dealers. Piper Jaffray also acts as a principal in the trading of approximately 85 listed stocks.

Piper Jaffray maintains inventories of non-convertible corporate debt securities, preferred stocks, municipal securities, and government securities, as well as equity and convertible securities in which Piper Jaffray does not make a market. These inventories usually result from underwriting and other positions that have not yet been sold to customers, but are maintained to facilitate customers' transactions and trading.

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

Interest Income

Customers' purchases of listed and certain over-the-counter securities may be effected on either a cash or margin basis. If the purchase is made on a cash basis, full payment is due by a designated settlement date, generally three business days following the purchase date. In a margin transaction, however, Piper Jaffray lends the customer a portion of the purchase price up to limits set by the Federal Reserve Board. Such loans are collateralized by the securities purchased. These receivable amounts are funded by equity capital, bank lines of credit, and proceeds from securities lending, as well as non-interest bearing liabilities. As collateral for short-term bank borrowings, Piper Jaffray is generally permitted to use securities in a customer's margin account with a total market value of up to 140% of the amount owed to Piper Jaffray by the customer.

Other Revenues

Piper Jaffray provides other financial services and products, including custodial services for IRA's and defined contribution plans, managed account services, wrap accounts, and various insurance investment products through the Piper Jaffray sales force. Piper Jaffray also derives revenue for services provided in connection with tender and exchange offers, from dividend and interest payments on securities owned, and other miscellaneous items.

Employees

At September 30, 1995, Piper Jaffray, Piper Capital and Piper Trust had 2,531, 126 and 46 full-time employees, respectively. Premier has no employees. Since September 30, 1995, the core administrative and support services formerly housed within Piper Jaffray, approximately 250 employees, have been moved to the holding company. At September 30, 1995 there were 1,146 employees of Piper Jaffray, including some officers, registered with the New York Stock Exchange as investment executives involved in Piper Jaffray's retail and institutional sales activities. Of these, 150 were located in the Company's corporate headquarters sales offices in Minneapolis. The other 77 sales offices have from one to 60 investment executives each.

Competition

The Company's subsidiaries are subject to intense competition in all aspects of their businesses, not only from other companies in the securities industry, but also from banks, savings and loan associations, retailers, and other firms offering financial services. Many of these companies are larger and have greater financial resources than the Company. In addition to competition from such companies, there is competition within the securities industry in obtaining and retaining the services of investment executives.

Regulation

The rules and regulations of the Securities and Exchange Commission, the exchanges of which Piper Jaffray is a member, and the other regulatory bodies under the jurisdiction of which Piper Jaffray conducts its business, are complex and extensive. Regulated areas include the effecting of securities transactions, the financial condition of Piper Jaffray, its record keeping and reporting procedures, relationships with customers, including the handling of cash and margin accounts, the experience and training requirements for certain employees, and business procedures with non-member firms.

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

Piper Jaffray is subject to the Uniform Net Capital Rule (the "Rule") of the Securities and Exchange Commission and the net capital rule of the New York Stock Exchange (the "Exchange"). Piper Jaffray has elected to use the alternative method permitted by the Rule which requires that it maintain minimum net capital of 2% of aggregate debit balances arising from customer transactions. The Exchange may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital. At September 30, 1995, Piper Jaffray's net capital under the Rule was 22.0% of aggregate debit balances.

Piper Capital is registered under the Investment Advisers Act of 1940 and is the investment adviser for investment companies regulated under the Investment Company Act of 1940. As such, Piper Capital and each of its funds are subject to annual independent audits and periodic examinations by the Securities and Exchange Commission.

Piper Capital is subject to capital requirements in several states in which it is registered as an investment adviser. Under requirements of the most restrictive state, excess net capital was $9.2 million at September 30, 1995.

As a Minnesota trust company, Piper Trust is subject to the rules and regulations of the State of Minnesota and the Minnesota Department of Commerce. Regulatory examiners conduct periodic examinations of Piper Trust.

The laws, rules and regulations of the various federal, state and other regulatory bodies to which the businesses of Piper Jaffray, Piper Capital, and Piper Trust are subject are constantly changing. While management of the Company and its subsidiaries believes that they are currently in compliance in all material respects with all laws, rules and regulations applicable to its business, the effect of any such changes cannot be predicted.

Joint Venture

During fiscal 1993, the Company entered into a 50/50 joint venture with Midland Walwyn of Canada to develop and market an international group of mutual funds. The Company was required to fund any losses from operations or cash needs of the joint venture on a 50/50 basis. The joint venture, Hercules International Management L.L.C., introduced mutual funds in fiscal 1994. The joint venture was subsequently dissolved in fiscal 1995, and the Company brought the Hercules international mutual funds into the Piper Capital fund family.

Item 2. Properties

The Company conducts its operations through 78 retail and capital markets offices in 17 states, as well as London. All of its offices are leased with various expiration dates through 2006. See Note 7 of the Notes to Consolidated Financial Statements filed herein for information concerning leases.

Item 3. Legal Proceedings

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in two cases involving an underwriting by Piper Jaffray. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

Piper Jaffray and Piper Capital have been cooperating in regulatory investigations being conducted by the Securities and Exchange Commission (SEC), the National Association of Securities Dealers (NASD), and the State of Minnesota Department of Commerce (Minnesota DOC) and have been responding to requests for information from several other states. These investigations and inquiries primarily relate to disclosure and sales practices pertaining to the sale of Piper Funds Inc. Institutional Government Income Portfolio. The NASD staff has advised Piper Jaffray that it intends to recommend that the District Business Conduct Committee of the NASD commence disciplinary proceedings against Piper Jaffray. Similarly, the staff of the Minnesota DOC has advised Piper Jaffray and Piper Capital that it intends to recommend that the Minnesota DOC commence disciplinary proceedings against Piper Jaffray and Piper Capital. Piper Jaffray and Piper Capital are engaged in discussions to resolve these matters with the NASD and the Minnesota DOC, and management of the Company, after consultations with counsel, believes that the resolution of these proceedings will have no material adverse effect on its consolidated financial statements.

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

Actions which individually, or when aggregated with similar actions, make claims for a material amount are described in more detail below:

A. Lawsuits Related to Various Funds or Assets Managed by Piper Capital Management Incorporated

1.  Institutional Government Income Portfolio

a. In Re Piper Funds Inc. Institutional Government Income Portfolio Litigation (United States District Court, District of Minnesota).

    This is a consolidated putative class action in which claims brought by 11 persons or entities have been consolidated under the title In Re Piper Funds Inc. Institutional Government Income Portfolio Litigation (United States District Court, District of Minnesota) ("PJIGX" action), pursuant to an Amended Consolidated Class Action Complaint filed on October 5, 1994. The named plaintiffs in that Amended Consolidated Class Action Complaint purport to represent a class of individuals and groups who purchased shares of the Institutional Government Income Portfolio, an open-ended fund managed by Piper Capital, during the putative class period of July 1, 1991, through May 9, 1994.

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

    The named plaintiffs and defendants have reached a settlement of this matter, subject to final approval by the Court. The terms of the settlement are set forth in a Settlement Agreement dated July 20, 1995, as modified by an Addendum filed with the Court on July 28, 1995 (the "Settlement Agreement"). The Settlement Agreement contained a provision which would have permitted the defendants to cancel the agreement if shareholders who had incurred a cumulative "Loss" (as defined under the Settlement Agreement) of more than 10% of the Loss sustained by the entire class had opted out. The October 2, 1995 deadline for requesting exclusion from the class has passed, and the Loss sustained by persons requesting exclusion is less than 10%. A hearing on final settlement approval was held on December 8, 1995. At the December 8, 1995 hearing, plaintiffs estimated that, based on the formula set forth in the Settlement Agreement and the number of persons requesting exclusion from the class, the settlement would provide approximately $67.5 million to class members in payments scheduled during the next three years. The parties stipulated that the stay of related arbitration actions and lawsuits should end, allowing investors who requested exclusion from the settlement class to proceed with their claims. The Court entered an "Order" dated December 14, 1995, which granted final approval to the Settlement Agreement and dismissed the litigation with prejudice in favor of the defendants. The Order further directs class members who had previously filed lawsuits or arbitration claims, but who failed to request exclusion from the class, to immediately dismiss all such lawsuits or arbitrations. If no appeals from the December 14, 1995 Order are filed on or before January 15, 1996, the Settlement Agreement will become effective on or about January 15, 1996.


b. Other Lawsuits Brought by Investors in Institutional Government Income Portfolio.

    The Company is party to the following actions which are based on claims similar to those asserted in In Re Piper Funds, Inc. Institutional Government Income Portfolio Litigation.

    Gary Pashel and Gregg S. Hayutin, Trustees of the Mae Pashel Trust; Mae Pashel, individually; Gary Pashel and Michael H. Feinstein, Trustees of the Robert Hayutin Insurance Trust; Dennis E. Hayutin, Gregg S. Hayutin and Gary Pashel, Trustees of the Marie Ellen Hayutin Trust v. Piper Funds, Inc., Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (United States District Court, District of Colorado).

    Action commenced on September 30, 1994. This lawsuit has been consolidated with the PJIGX action and transferred to the District of Minnesota for pretrial proceedings pursuant to an order of the Panel on Multidistrict Litigation. Plaintiffs seek rescission of their alleged investment of approximately $840,141.28 or monetary damages, plus interest, and attorneys' fees and costs.

    This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

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

    This plaintiff has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

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

    This plaintiff has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    In re the Conservatorship of Helen E. Durmick, (Minnesota State District Court, Hennepin County Probate Court).

    On February 9, 1995, conservator National City Bank and the estate of Helen
    E. Durmick petitioned to reopen an accounting of the predecessor conservators, Piper Trust and Warren Lampe, alleging that Piper Trust Company and Lampe breached their fiduciary duties by investing in the Institutional Government Income Portfolio and that Piper Trust Company failed to disclose the risks of such investment. This matter is stayed pending consideration of the proposed settlement agreement in the PJIGX action. The petition objects to fees claimed in the accounting. The petition does not specify an amount of damages sought.

    This plaintiff has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

c.  Arbitrations Brought by Investors in Institutional Government Income
    Portfolio.

    The following actions, which are based on claims similar to those asserted in the PJIGX action, were commenced in arbitration by individual investors in the Institutional Government Income Portfolio.

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

    Claim filed November 11, 1994. Claimants seek to recover in excess of $1 million. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    Public Water Supply District No. 5 v. Piper Jaffray Inc., Robert Williams, Branch Manager, and Charles Greenway, Assistant Vice President Investments (National Association of Security Dealers Arbitration).

    Claim filed August 30, 1994. Claimant seeks to recover $12,263.37. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    Roger W. Arvold and Maxine E. Arvold v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed December 30, 1994. Claimants seek to recover approximately $30,000. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    William T. Egan v. Piper Jaffray Inc., Piper Capital Management Incorporated, and Piper Funds Inc. (National Association of Securities Dealers Arbitration).

    Claim filed December 29, 1994. Claimant seeks to recover approximately $59,000. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    Park Nicollet Medical Foundation v. Piper Jaffray Inc. and Piper Capital Management Incorporated (National Association of Securities Dealers Arbitration).

    Claim filed January 9, 1995.  Claimant seeks to recover
    $4,542,904.40. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    David S. Bradford, M.D. v. Piper Capital Management Inc., Piper Jaffray Inc., and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

    Claim filed February 22, 1995. Claimant seeks to recover approximately $400,000. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional
    Government Income Portfolio.

    South Dakota School of Mines and Technology Foundation, Inc. v. Piper Jaffray Inc., Piper Jaffray Companies Inc., Piper Capital Management Incorporated, Addison L. Piper, William H. Ellis, Dan L. Lastavich, Delos V. Steenson, Worth Bruntjen, Jaye F. Dyer, Edward J. Kohler, John T. Golle, and David T. Bennett (New York Stock Exchange Arbitration).

    Claim filed January 4, 1995. Claimant seeks to recover approximately $17,500,000. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    Joseph H. Reynebeau v. Piper Jaffray Inc. and Gerard Johnson (National Association of Securities Dealers Arbitration).

    Claim filed April 18, 1995. Claimant seeks to recover $9,999.99. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    City of Mound v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Bennett E. Marks (New York Stock Exchange Arbitration).

    Claim filed May 31, 1995. Claimant seeks to recover in excess of $800,000. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    Eric Wade Compton Russell v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Edwin Johnson (New York Stock Exchange Arbitration).

    Claim filed June 13, 1995. Claimant seeks to recover in excess of $37,500. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    The I-Team, Inc. and Richard W. Olson v. Piper Jaffray Inc.
    Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Michael J. Hustad (National Association of Securities Dealers
    Arbitration).

    Claim filed September 11, 1995. Claimant alleges claims arising after the class period in the PJIGX action. Claimants seek to recover approximately $6,500. This claimant has requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    Robert J. Hilkemann, D.P.M., & Associates, P.C. and Dr. Robert J. Hilkemann as Plan Participant on behalf of the Robert J. Hilkemann, D.P.M., & Associates, P.C. Profit Sharing Plan and Trust v. Piper Jaffray Inc. (New York Stock Exchange Arbitration).

    Claim filed November 28, 1995. Claimants seek to recover damages in excess of $50,000. Claimants have requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

    Thomas Howe and Richard Westphal, Trustees of the Swanson FloSystems Profit Sharing Trust under Agreement dated January 1, 1971 v. Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Funds Inc., Piper Jaffray Companies Inc., John J. Gibas, Thomas H. Hussian and James S. Vieburg (National Association of Securities Dealers Arbitration).

    Claim filed December 11, 1995. Claimants seek to recover damages in excess of $89,000. Claimants have requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

2.  Adjustable Rate Term Trusts

a. Herman D. Gordon, Robert D. Moore, I.R.A., Frank Donio, I.R.A., Jane Mazzagatte, I.R.A., Myra W. Smith, John M. Gobble, I.R.A., Morgan Properties, Inc., Gerald D. Cashill, Richard Harbison, P. Joan Spengler, I.R.A., James O. Chambers, and Mary A. Snively, on Behalf of Themselves and All Others Similarly Situated v. American Adjustable Rate Term Trust, Inc. 1996, American Adjustable Rate Term Trust, Inc. 1997, American Adjustable Rate Term Trust 1998; American Adjustable Rate Trust 1999; Piper Jaffray Companies Inc.; Piper Capital Management Inc., Piper Jaffray Inc.; Benjamin Rinkey; Jeffrey Griffin; Charles N. Hayssen, Edward J. Kohler; and William H. Ellis (United States District Court, District of Minnesota).

    Frank Donio, I.R.A., Jane Mazzagatte, I.R.A., Myra Smith, John M. Gobble, I.R.A., and Morgan Properties, Inc., on Behalf of Themselves and All Others Similarly Situated v. American Adjustable Rate Term Trust Inc. 1996; American Adjustable Rate Term Trust Inc. 1997; American Adjustable Rate Term Trust Inc. 1998; American Adjustable Rate Term Trust Inc. 1999; Piper Jaffray Companies Inc.; Piper Capital Management Inc.; Piper Jaffray Inc.; Benjamin Rinkey; Jeffrey Griffin; Charles N. Hayssen, Edward J. Kohler and William H. Ellis (United States District Court, District of Minnesota).

    Plaintiff Gordon, an investor in the American Adjustable Rate Term Trusts Inc. 1998 and 1999, filed a putative class action lawsuit on October 20, 1994. Plaintiffs Donio, et al., investors in the American Adjustable Rate Term Trusts Inc. 1996, 1997, 1998 and 1999 ("Trusts"), filed a putative class action lawsuit on April 14, 1995. Plaintiffs in both actions filed a Consolidated Amended Class Action Complaint on May 23, 1995. By Order dated June 8, 1995, the Court consolidated the two putative class actions. Plaintiffs purport to represent a class of persons who purchased shares in the 1996 and 1997 Trusts during the period from April 15, 1992, through October 31, 1994, and in the 1998 and 1999 Trusts during the period from January 23, 1992, through October 31, 1994.

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


b.  Other Lawsuits Brought by Investors in Adjustable Rate Term Trusts


    Ernest Volinn v. Piper Jaffray Inc. (Washington State District Court, King County).

    Plaintiff, an investor in the American Adjustable Rate Term Trusts, Inc. 1997 and 1998, the American Strategic Portfolio, Inc. III and the American Opportunity Income Fund, Inc., filed this action on August 11, 1995. Plaintiff alleges the investments were unsuitable and seeks compensatory damages in the amount of $3,543, costs and attorneys' fees.

    The Ewing Company Profit Sharing Plan v. Piper Jaffray Inc. (United States District Court, District of Idaho).

    Plaintiff, an investor in the American Adjustable Rate Term Trusts, Inc., 1995, 1996, 1997, 1998, 1999, the American Strategic Income Portfolio, and the American Strategic Income Portfolio II, filed this action on November 1, 1995. Plaintiff alleges violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of the Idaho Securities Act and the Idaho Consumer Protection Act; and common law fraud. Plaintiff seeks to recover principal in excess of $90,000, interest in excess of $32,000, attorneys' fees and costs and has reserved the right to seek punitive damages.

c.  Arbitration Claims Brought by Investors in Adjustable Rate Term Trusts

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

    Richard C. Mollin, Trustee, and Richard C. Mollin v. Piper Jaffray Inc. and Philip H. Strom (National Association of Securities Dealers Arbitration)

    Claim filed May 5, 1995. Claimants seek to recover $42,656.13.

    Robert Albright v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed May 8, 1995. Claimant seeks $68,000 in compensatory damages and $182,000 in punitive damages.

    Mia Stoick v. Piper Jaffray Inc., Piper Jaffray Co., Inc., and David
    J. Lehrer (National Association of Securities Dealers Arbitration).

    Claim filed July 28, 1995. Claimant seeks to recover lost profits in an amount to be determined and rescission of certain transactions.

    Satish C. & Roopa Bansal v. Gregory Schaff & Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 17, 1995. Claimants seek to recover $57,168.

    F.A. Wittern Charitable Foundation; Selectivend, Inc.; Specialty Foods Limited Partnership; 3-W Corporation; Vikart Industries, Inc.; Wittern Investment Company v. Piper Jaffray Companies Inc. and Jed Willoughby (NASD Arbitration).

    Claim filed September 5, 1995. Claimants seek to recover approximately $98,726.92.

    Sylvia M. Gadbaw v. Doug Nichols and Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed November 2, 1995. Claimant seeks to recover approximately
    $8,750.

3.  American Opportunity Income Fund , American Strategic Income
    Portfolio, Inc. II and other named funds

a. Gary E. Nelson, et al. v. American Strategic Income Portfolio Inc. II, Piper Jaffray Companies Inc., Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William Ellis and Edward Kohler (United States District Court, Western District of Washington).

    Christian Fellowship Foundation Peace United Church of Christ, Gary E. Nelson and Lloyd Schmidt, et al. v. American Government Income Portfolio, Inc., American Government Income Fund, Inc., American Government Term Trust, Inc., American Strategic Income Portfolio, Inc., American Strategic Income Portfolio, Inc. II, American Strategic Income Portfolio, Inc. III, American Opportunity Income Fund, Inc., American Select Portfolio, Inc., Piper Jaffray Companies Inc., Piper Capital Management Inc., Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William H. Ellis and Edward
    J. Kohler (United States District Court, Western District of Washington).

    Plaintiff Nelson, an investor in the American Strategic Income Portfolio Inc. II, filed a putative class action lawsuit on June 28, 1995. Nelson also was an investor in the American Opportunity Income Fund, Inc. ("American Opportunity Fund"), and filed a second putative class action lawsuit on July 12, 1995. On September 7, 1995, Plaintiffs Nelson, et al. filed an Amended Complaint alleging claims against eight funds and various individuals and entities, which included many of the allegations contained in the previous two putative class action lawsuits, as well as new allegations. By Order filed October 5, 1995, the Court consolidated the two putative class action lawsuits. Plaintiffs seek to represent a global class of persons who purchased shares in the eight funds during the period May 25, 1988 through May 1, 1995, as well as certain subclasses.

    With respect to some or all of the subclasses, Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act; Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder; Sections 13(a), 34(b), and 36(b) of the Investment Company Act; certain subsections of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), 18 U.S.C. ss. 1962 based on alleged predicate acts of mail fraud, wire fraud, interstate transportation of money obtained through fraud, and fraud in the sale of securities; the Washington State Securities Act; and the Washington Consumer Protection Act. Plaintiffs may also purport to allege claims under the common law of negligent misrepresentation and breach of fiduciary duty. Under some or all of the claims, plaintiffs seek rescission or monetary damages, treble damages, attorney's fees, prejudgment interest and costs. The Amended Complaint does not specify a particular amount of damages sought.

    Although plaintiffs in this action allege that it has been brought as a class action, the Court has not yet determined whether any classes will be certified. Although defendants have not yet filed a formal answer, the defendants deny liability.

b.  Arbitration Claim Brought by Investor in American Opportunity Income
    Fund

    The following arbitration seeks recovery by an investor in the American Opportunity Income Fund.

    Penny DiRocco v. Piper Jaffray Inc. (National Association of
    Securities Dealers Arbitration).

    Claim filed March 27, 1995. Claimant seeks damages in excess of $500,000.

4.  Managers Intermediate Mortgage Fund

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

    Plaintiff Hosea filed a putative class action lawsuit on September 26, 1994. Plaintiff Kopelman filed a putative class action lawsuit on November 4, 1994. By court order dated December 13, 1994, these two putative class action lawsuits were consolidated. The plaintiffs purport to represent a class of persons who purchased shares in the Managers Intermediate Mortgage Fund ("Managers Intermediate") during the period from May 1, 1992, through June 14, 1994. Managers Intermediate is a no-load, open-end mutual fund that was generally managed by The Managers Funds, L.P. During the class period, Piper Capital was the portfolio asset manager.

    In their Amended and Restated Complaint, filed on July 19, 1995, plaintiffs allege that defendants Piper Capital, Piper Jaffray and Worth Bruntjen (the "Piper Defendants") violated Sections 11, 12(2) and 15 of the Securities Act; Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; Sections 34(b) and 36(b) of the Investment Company Act; and engaged in negligent misrepresentation. Plaintiffs seek rescission or monetary damages, plus prejudgment interest, punitive damages "where appropriate," and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

    Although the plaintiffs in this consolidated action allege that it has been brought as a class action, the Court has not yet determined whether a class will be certified. The defendants have filed a motion to dismiss the consolidated action in its entirety.

b.  Arbitration Claim Brought by Investor in Managers Intermediate
    Mortgage Fund

    The following arbitration claim which is based on claims similar to those asserted in Florence R. Hosea et al. v. The Managers Funds et al. seeks recovery for investment in the Managers Intermediate Mortgage Fund.

    George P. Stacey v. The Managers Funds, The Managers Funds L.P., Piper Jaffray Inc. and Piper Capital Management Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 27, 1995. Claimant seeks to recover approximately $45,000 in actual damages and $50,000 in punitive damages.

5.  Managers Short Government Income Fund

a.  Robert Fleck, on behalf of himself and all others similarly situated
    v. The Managers Funds, The Managers Funds, L.P., Piper Jaffray Inc., Piper Capital Management Incorporated, Worth Bruntjen, Evaluation Associates, Inc., Robert P. Watson, John E. Rosati, William M. Graulty, Madeline H. McWhinney, Steven J. Paggioli, Thomas R. Schneeweis and Managers Short Government Fund, F/K/A Managers Short Government Income Fund (United States District Court, District of Minnesota).

    Plaintiff, a shareholder of the Managers Short Government Income Fund ("Managers Short"), filed this putative class action lawsuit on November 18, 1994. Plaintiff purports to represent a class of persons who purchased shares of Managers Short during the period from May 1, 1993, through September 12, 1994. Managers Short is a no-load, open-end mutual fund that was generally managed by The Managers Funds, L.P. Piper Capital was the portfolio asset manager until August 12, 1994.

    Plaintiff alleges that defendants Piper Jaffray Inc., Piper Capital and Worth Bruntjen (the "Piper Defendants") violated Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; Section 13(a)(3) of the Investment Company Act; and engaged in negligent misrepresentation. Plaintiff seeks rescission and monetary damages, plus prejudgment interest, punitive damages if appropriate, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

    Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. On January 24, 1995, the Piper Defendants filed a motion to dismiss the claims against them.

    By Order filed November 24, 1995, the Court dismissed all claims against the Piper Defendants for failure to state a claim. Plaintiff filed an amended complaint on December 14, 1995. The Court denied, in part, a motion to dismiss claims asserted against defendants other than the Piper Defendants, including claims for alleged violation of Sections 11, 12(2) and 15 of the Securities Act.

b. Other Lawsuit Brought by Investor in the Managers Short Government Fund and the Managers Intermediate Mortgage Fund

    First Commercial Trust Company, N.A. v. The Managers Funds, a Massachusetts Business Trust, Managers Short Government Fund, Managers Intermediate Mortgage Fund, Managers Short and Intermediate Bond Fund, The Managers Funds, L.P., EAIMC Holdings Corporation, Evaluation Associates Holding Corporation, EAI Partners, L.P., Evaluation Associates, Inc., Robert P. Watson, William W. Graulty, Madeline H. McWhinney, Steven J. Paggioli, Thomas R. Schneeweis, William J. Crerend, Piper Capital Management Inc., Piper Jaffray Companies Inc., Worth Bruntjen, Standish, Ayer & Wood, Inc., TCW Funds Management, Inc. and TCW Management Company (Connecticut Superior Court, Stamford/Norwalk District).

    According to the Complaint filed on October 26, 1995, plaintiff First Commercial Trust Company ("FCTC") is an investor in the Managers Short Government Fund, the Managers Intermediate Mortgage Fund, and the Managers Short and Intermediate Bond Fund. Piper Capital was the portfolio asset manager for the Managers Short Government Fund and the Managers Intermediate Bond Fund, which are generally managed by The Managers Funds, L.P. Based on the allegations in the Complaint, plaintiff appears to fall within the definition of the proposed classes in both the Hosea/Kopelman and Fleck actions described above.

    Plaintiff alleges the Company, Piper Capital and Bruntjen (the "Piper Defendants"), engaged in fraud, fraudulent concealment, breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, civil conspiracy, negligent interference with contractual relations, violation of the Connecticut Unfair and Deceptive Trade Practices Act, and violation of the Connecticut Securities Act. Plaintiff seeks compensatory damages in an unspecified amount, punitive damages, attorneys' fees, interest and cost.

    In a declaratory action filed on October 26, 1995 in the United States District Court, District of Connecticut, the Piper Defendants, along with The Managers Funds, L.P., The Managers Funds and related persons and entities seek a declaration that they bear no liability to FCTC.

6.  American Government Income Portfolio and the American Government
    Income Fund

    Carson H. Bradley v. American Government Income Fund, American Government Income Portfolio, Piper Capital Management Inc., Piper Jaffray Inc. and Worth Bruntjen (United States District Court, District of Idaho).

    Plaintiff, an individual investor in the American Government Income Portfolio and the American Government Income Fund, both closed-end funds offered by the defendants, filed this action on February 22, 1995. Plaintiff invested approximately $62,000 in the Funds, alleges a loss of approximately $40,000, and seeks rescission of his investments in those funds or monetary damages, based on negligent misrepresentation, breach of fiduciary duty, and breach of contract. The action was filed in Idaho State Court, Bannock County, but has now been removed to Federal District Court for the District of Idaho. Defendants filed a motion to dismiss on May 1, 1995.

7.  American Strategic Income Portfolio III and the Americas Income Trust

a. John Darlington v. Piper Jaffray Inc. and Dick Tallent (Montana Second Judicial District Court, Silver Bow County).

    Plaintiff filed this action on November 1, 1995 based on his investment in the American Strategic Income Portfolio III and the Americas Income Trust, two closed end funds. Plaintiff alleges claims of breach of contract, breach of the covenant of good faith and fair dealing, fraud and misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, damages for mental and emotional distress and pain and suffering, punitive damages, and costs and attorneys' fees.

b. The following arbitration seeks recovery for investment in the American Strategic Income Portfolio III.

    Daniel K. Nordby and Barbara L. Rawley v. Piper Jaffray Inc. and Gary
    M. Petrucci (National Association of Securities Dealers Arbitration).

    Claim filed in February, 1995. Claimants seek to recover approximately $31,500.

8.  Privately Managed Accounts

a.  Minnesota Orchestral Association v. Piper Capital Management
    Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

    In a claim filed on September 26, 1994, the claimant alleged that Piper Capital breached an investment management agreement by investment in derivative securities; breached its fiduciary duties; misrepresented material facts; violated the Minnesota Securities Act; violated the Minnesota Consumer Fraud Act; and violated the Investment Advisers Act. Claimant further alleged that the Company and Piper Jaffray are liable under the Minnesota securities laws as controlling persons of Piper Capital. Claimant alleged that it has incurred damages in the principal amount of at least $5,513,077, and requests damages along with an award of reasonable attorneys' fees, forum fees, costs and disbursement.

    On October 18, 1995, an Arbitration Panel awarded Claimant $4,017,865.51 in compensatory damages, $2,000,000 in punitive damages, rescission of the one remaining CMO derivative security purchased for claimant by respondents, and interest on the entire sum at the statutory rate under Minnesota law from and including September 26, 1994. Respondents have moved to vacate the award of punitive damages.

b. Rodney P. Burwell v. Piper Jaffray Inc., Piper Capital Management, Jeff Griffin and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

    Claim filed January 26, 1995. Claimant seeks to recover in excess of $2.5 million for losses sustained in a foreign index linked product purchased through Piper Jaffray.

c.  Hunter, Keith Industries, Inc. v. Piper Capital Management
    Incorporated and Piper Jaffray Inc. (National Association of
    Securities Dealers Arbitration).

    Claim filed July 27, 1995. Claimant seeks to recover in excess of $500,000 and punitive damages, Claimant alleges violation of federal and state securities laws, breach of fiduciary duty, breach of contract, common law fraud and negligence. Claimant had individually managed accounts which included investments in derivative products.

d.  Craig A. Nalen v. Piper Capital Management and Worth Bruntjen
    (National Association of Securities Dealers Arbitration).

    Claim filed October 4, 1995. Claimant seeks to recover $670,000 and punitive damages. Claimant alleges violation of the Securities and Exchange Act and NASD rules, and common law claims of fraud and misrepresentation. Claimant's individually managed account included investments in derivative products.

e. Regents of the University of Minnesota and Ruminco, Ltd. v. Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Worth Bruntjen (National Association of Securities Dealers Arbitration).

    Claim filed November 22, 1995. Claimants seek to recover over $15 million and punitive damages. Claimants allege violation of federal and state securities laws, breach of fiduciary duty, breach of contract, negligence and violation of the Minnesota Consumer Fraud Act. Claimants' individually managed account included investments in derivative products.

f. Rosemount Inc. v. Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

    Claim filed December 15, 1995. Claimant seeks to recover in excess of $3.5 million and punitive damages. Claimant alleges violation of federal securities laws, breach of fiduciary duty, common law fraud and negligence. Claimant's individually managed account included investments in derivative products.




B.  Shareholder Litigation

    Edward B. McDaid and Ronald Goldstein v. Piper Jaffray Companies Inc., Addison L. Piper, William H. Ellis and Charles N. Hayssen (United States District Court, District of Delaware).

    This putative class action lawsuit consolidates separate lawsuits previously filed by Edward McDaid and Ronald Goldstein. Plaintiffs represent a class of persons who purchased the Company's common stock during the period from May 12, 1993, through August 24, 1994.

      In their consolidated complaint filed January 9, 1995, plaintiffs allege that the Company and the individual defendants made misleading statements and omissions which artificially inflated the market price of the Company's common stock throughout the class period. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder.

    The named plaintiffs and defendants have reached an agreement-in-principle on a proposed settlement. If approved by the Court and a sufficiently large percentage of the class, a settlement agreement consistent with the terms of the agreement-in-principle would provide up to $1.95 million to plaintiffs, consisting of $450,000 in cash, $700,000 in Piper Jaffray common stock to be valued on the effective date of the settlement agreement and a note for $800,000 to be paid with interest at 8% per annum 12 months from the effective date of the settlement agreement.

C.  Bonneville Pacific Corporation

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

    The plaintiffs in the first-filed lawsuit originally brought their complaint as a purported class action relating to the $63.25 million offering of convertible subordinated debentures of BPCO in August 1989, for which Piper Jaffray was a co-managing underwriter in a syndicate led by Kidder, Peabody & Co. and secondary trading in BPCO's Common Stock from August 1989 through the inception of BPCO's bankruptcy proceeding in January 1992. The plaintiffs in their complaint alleged violations of federal and state securities laws, common law fraud and negligent misrepresentation. On March 14, 1994, the plaintiffs filed a motion to amend their complaint seeking leave to add additional parties and claims. The proposed amended complaint seeks to add claims under RICO and to expand the class period, under a common law fraud theory, to include the $22.5 million initial public offering of BPCO's Common Stock in August 1986, for which Piper Jaffray acted as the sole underwriter, and the $31 million secondary offering of BPCO's Common Stock in August 1987, for which Piper Jaffray acted as co-managing underwriter. In addition to actual damages, the proposed amended complaint also seeks treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On April 29, 1994, motions to dismiss brought by Piper Jaffray and the other underwriter defendants with respect to the plaintiffs' claims of violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, conspiracy, aiding and abetting, common-law fraud and negligent misrepresentation were granted. The judge in the case certified to the Utah Supreme Court issues related to the plaintiffs' claims under the Utah Uniform Securities Act and further denied plaintiffs' March 14, 1994 motion for leave to file an amended complaint as premature. The plaintiffs were given leave to amend all dismissed claims except the conspiracy and aiding and abetting claims under Section 10(b), which were dismissed with prejudice. By date of June 14, 1994, plaintiffs served a second amended complaint, realleging claims under Sections 11 and 15 of the Securities Act and Section 10 of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs also asserted RICO claims and claims under the Utah Uniform Securities Act, among others. On August 2, 1994, Piper Jaffray and the other defendants moved to dismiss the RICO, Securities Exchange Act and Utah Uniform Securities Act claims and that motion is pending.

    The second lawsuit was brought by the BPCO bankruptcy trustee. The most recent amendment to the complaint filed on February 3, 1995 asserts conspiracy, RICO, common law fraud, breach of fiduciary duty and similar theories arising out of the activities of BPCO from approximately 1984 through the inception of its bankruptcy proceeding. The plaintiff seeks actual damages, treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On October 7, 1994, the plaintiff served its preliminary damage calculations indicating that it sought $647,346,549 in damages (before trebling under RICO) from the Company. The plaintiff sought a similar amount from the other defendant underwriters and BPCO's accountants, attorneys, lenders and others. On November 27, 1995 motions to strike plaintiff's damages theory brought by Piper Jaffray and other defendants were granted. Plaintiff has not yet served any new damage information. Piper Jaffray and other defendants have also made motions to dismiss the complaint or for a judgment on the pleadings which are currently pending. The case is in the discovery stage.


D. NASDAQ Market-Maker Anti-Trust Securities Litigation and Justice Department Investigation

    Piper Jaffray has been named as a defendant in several purported class action proceedings that allege anti-trust violations. Piper Jaffray was joined as defendant in such actions during July 1994. All actions have been consolidated under the title In re NASDAQ Market-Maker Anti-Trust and Securities Litigation (United States District Court, Southern District of New York ).

    The plaintiffs allege that twenty-four defendants, including Piper Jaffray, that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of securities traded on NASDAQ. Plaintiffs further allege that as a result of such conspiracy, NASDAQ spreads are larger than spreads for stocks traded on the New York Stock Exchange and the American Stock Exchange. The purported class consists of all persons in the United States who are current customers and who bought or sold securities through NASDAQ within four years prior to the filing of the complaints. Plaintiffs seek treble damages of an unspecified amount.

    Following the initiation of these actions, Piper Jaffray has received a request from the United States Department of Justice to provide information and documents with respect to its NASDAQ market making activities. Piper Jaffray has learned that the Department of Justice is conducting an investigation of the NASDAQ market generally.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1995.

                                     PART II

All information required in Part II, Items 5 - 8 is contained in the 1995 Annual Report to Shareholders, incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

All information required in Part III, Items 10-13 will be contained in the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Shareholders, incorporated herein by reference.

                                     PART IV

Item 14. Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)

1. Consolidated financial statements:

   Independent Auditors' Report
   Consolidated Statements of Financial Condition
   Consolidated Statements of Operations
   Consolidated Statements of Shareholders' Equity
   Consolidated Statements of Cash Flows
   Notes to Consolidated Financial Statements

   Incorporated herein by reference is the 1995 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

2. Financial statement schedules:

   Schedule III - Condensed Financial Information of Registrant

   Schedules not listed above have been omitted because they are either not applicable or the required information has been given in the Consolidated Financial Statements or notes thereto.

(b)

   Reports on Form 8-K

   On July 20, 1995, the Registrant filed a report on Form 8-K to the Securities and Exchange Commission relating to the execution of a settlement agreement for Institutional Government Income Portfolio
   (PJIGX) mutual fund litigation.

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

 10.10 Piper Jaffray Companies Inc. 1995 Executive Performance Bonus Plan (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1995, Commission File No. 1-7421).

 10.11 Agreement to dissolve Hercules International Management, Limited Liability Company, between the Registrant and Midland Walwyn Capital Corporation, dated November 16, 1995.

 10.12 Piper Capital Management Incorporated 1995 Phantom Stock Option Plan.

 10.13 Pledge and Collateral Administration Agreement, between Piper Jaffray Inc. and Northern Trust Company, dated November 23, 1994.

 10.14 Credit Agreement, between Piper Jaffray Inc. and Norwest Bank Minnesota, National Association, dated November 23, 1994.

 10.15 Credit Agreement, between Piper Jaffray Inc. and First Bank National Association, dated November 23, 1994.

 10.16 Credit Agreement, between Piper Jaffray Inc. and Northern Trust Company, dated November 23, 1994.

 10.17 First Amendment to Credit Agreement, between Piper Jaffray Inc. and Norwest Bank Minnesota, National Association, dated December 28, 1994.

 10.18 First Amendment to Credit Agreement, between Piper Jaffray Inc. and First Bank National Association, dated December 27, 1994.

 10.19 First Amendment to Credit Agreement, between Piper Jaffray Inc. and Northern Trust Company, dated December 23, 1994.

 10.20 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and Norwest Bank Minnesota, National Association, dated November 7, 1995.

 10.21 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and First Bank National Association, dated November 7, 1995.

 10.22 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and Northern Trust Company, dated November 9, 1995.

 11    Statement Re: Computation of Per Share Earnings

 13    1995 Annual Report to Shareholders

 21    Subsidiaries of the Registrant

 23    Independent Auditors' Consent

 27    Financial Data Schedule


  * Premier Acceptance Corporation has filed Registration Statements pursuant to which $900,000,000 in aggregate principal amount of mortgage-backed bonds were registered under the Securities Act. The bonds are issued in series, pursuant to series supplements and supplemental indentures referenced in Item 14(a)(3) of Premier Acceptance Corporation's Form 10-K for the fiscal year ended September 30, 1995. Norwest Bank Minnesota, National Association was appointed successor Trustee under the Indentures in 1991.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Piper Jaffray Companies Inc.
                               (Registrant)
Dated: December 22, 1995

                        By:

                        /s/ Addison L. Piper
                        Addison L. Piper
                        Chairman and Chief Executive Officer, and Director


                        /s/ William H. Ellis
                        William H. Ellis
                        President and Chief Operating Officer, and Director


                        /s/ Deborah K. Roesler
                        Deborah K. Roesler
                        Managing Director and Chief Financial Officer


                        /s/ Sandra G. Sponem
                        Sandra G. Sponem
                        Managing Director and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                 Title        Signature                 Title


/s/ Ralph W. Burnet       Director                               Director
-------------------------              -------------------------
Ralph W. Burnet                        Kathy Halbreich


                          Director                               Director
-------------------------              -------------------------
John L. McElroy, Jr.                   Robert S. Slifka


/s/ David Stanley         Director
-------------------------
David Stanley


Dated:  December 22, 1995

                          INDEPENDENT AUDITORS' REPORT








Board of Directors
Piper Jaffray Companies Inc.
Minneapolis, Minnesota


We have audited the consolidated financial statements of Piper Jaffray Companies Inc. and subsidiaries as of September 30, 1995 and 1994, and for each of the three years in the period ended September 30, 1995, and have issued our report thereon dated November 8, 1995 (which includes an explanatory paragraph regarding an uncertainty relating to litigation described in Note 8 of the consolidated financial statements); such consolidated financial statements and report are included in your 1995 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Piper Jaffray Companies Inc. and subsidiaries, listed in
Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP


Minneapolis, Minnesota
November 8, 1995

                                                                    Schedule III
                          PIPER JAFFRAY COMPANIES INC.
                               Parent Company Only

                             (Dollars in thousands)

                       Condensed Statements of Operations


                                        Year ended     Year ended    Year ended
                                         Sept. 30,      Sept. 30,     Sept. 30,
                                              1995           1994          1993

Revenues
  Interest income ..................      $    839       $    460      $    350
  Land and facilities rental .......           896            698           515
                                          ---------      ---------     ---------
                                             1,735          1,158           865
                                          ---------      ---------     ---------
Expenses
  Interest expense .................            35            296            --
  Loss on investments ..............         1,103          3,841           404
  Amortization of leasehold
   improvements ....................           661            548           284
  PJIGX settlement, net ............        56,090             --            --
  Other settlements and
    related expenses ...............        15,025             --            --
  Other operating expenses .........            21             38             3
                                          ---------      ---------     ---------
                                            72,935          4,723           691
                                          ---------      ---------     ---------
(Loss) income before income
  taxes and equity in
  earnings of subsidiaries .........       (71,200)        (3,565)          174

Income tax (benefit) expense .......       (27,468)        (1,319)           70
                                          ---------      ---------     ---------
(Loss) income before
  equity in earnings of
  subsidiaries .....................       (43,732)        (2,246)          104

Equity in earnings of
  subsidiaries .....................        29,614         27,528        40,883
                                          ---------      ---------     ---------
Net (loss) income ..................      $(14,118)      $ 25,282      $ 40,987
                                          =========      =========     =========

                                                                    Schedule III
                          PIPER JAFFRAY COMPANIES INC.
                               Parent Company Only

                             (Dollars in thousands)


                 Condensed Statements of Financial Condition

                                                     Sept. 30,         Sept. 30,
                                                          1995              1994
ASSETS
  Cash .......................................       $       2        $       2
  Investments in subsidiaries ................         194,172          172,058
  Leasehold improvements .....................           1,299            1,960
  Prepaid employee benefits ..................              --            5,791
  Firm investments, at estimated
    market value .............................           3,019           13,098
  Advances to subsidiaries ...................          12,197               --
  Deferred income tax asset ..................          32,918              704
  Other assets ...............................              --                4
                                                     ----------       ----------
                                                     $ 243,607        $ 193,617
                                                     ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term borrowings ......................       $      --        $  10,000
  Employee benefits payable ..................              --            5,791
  Advances from subsidiaries .................              --            6,895
  Federal and state income
    taxes payable ............................          19,136            1,281
  PJIGX settlement payable ...................          51,500               --
  Other liabilities ..........................          17,247            1,847
                                                     ----------       ----------
                                                        87,883           25,814
                                                     ----------       ----------
  Shareholders' equity:
    Common stock .............................          17,565           17,462
    Additional paid-in capital ...............          11,902            7,163
    Retained earnings ........................         127,306          146,601
    Treasury stock, at cost ..................          (1,049)          (3,423)
                                                     ----------       ----------
                                                       155,724          167,803
                                                     ----------       ----------
                                                     $ 243,607        $ 193,617
                                                     ==========       ==========

                                                            Schedule III
                          PIPER JAFFRAY COMPANIES INC.
                               Parent Company Only

                             (Dollars in thousands)

                       Condensed Statements of Cash Flows


                                         Year ended    Year ended    Year ended
                                          Sept. 30,     Sept. 30,     Sept. 30,
                                               1995          1994          1993

Net cash flows from
  operating activities ...............     $  5,638      $  6,667      $  6,725

Investing activities:
Other changes in
  investments in subsidiaries ........        2,323        (1,276)       (1,327)
Net additions to leasehold
  improvements .......................           --            --        (1,349)
                                           ---------     ---------     ---------
  Net cash provided by (used in)
   investing activities ..............        2,323        (1,276)       (2,676)
                                           ---------     ---------     ---------
Financing activities:

Short-term borrowings ................      (10,000)       10,000            --
Net common stock issued ..............        7,576         1,658         4,613
Dividends paid .......................       (5,177)      (12,233)       (8,662)
Acquisition of treasury stock ........         (360)       (4,816)           --
                                           ---------     ---------     ---------
  Net cash used in financing
    activities .......................       (7,961)       (5,391)       (4,049)
                                           ---------     ---------     ---------
Increase in cash .....................           --            --            --
Cash at beginning of year ............            2             2             2
                                           ---------     ---------     ---------
Cash at end of year ..................     $      2      $      2      $      2
                                           =========     =========     =========

* Net cash flows from operating activities includes dividends received from subsidiaries of $5,177, $12,233, and $8,662 for fiscal years 1995, 1994, and 1993, respectively.

                                INDEX TO EXHIBITS

Exhibit  Description of Exhibit                                  Form of Filing

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

Exhibit  Description of Exhibit                                  Form of Filing

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

10.10    Piper Jaffray Companies Inc. 1995 Executive Performance
         Bonus Plan (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1995,
         Commission File No. 1-7421).

10.11    Agreement to dissolve Hercules International Management,
         Limited Liability Company, between the Registrant and
         Midland Walwyn Capital Corporation, dated                   electronic
         November 16, 1995.                                        transmission

10.12    Piper Capital Management Incorporated 1995 Phantom          electronic
         Stock Option Plan.                                        transmission

10.13    Pledge and Collateral Administration Agreement,
         between Piper Jaffray Inc. and Northern Trust               electronic
         Company, dated November 23, 1994.                         transmission

10.14    Credit Agreement, between Piper Jaffray Inc. and
         Norwest Bank Minnesota, National Association, dated         electronic
         November 23, 1994.                                        transmission

10.15    Credit Agreement, between Piper Jaffray Inc. and
         First Bank National Association, dated November 23,         electronic
         1994.                                                     transmission

10.16    Credit Agreement, between Piper Jaffray Inc. and            electronic
         Northern Trust Company, dated November 23, 1994.          transmission

10.17    First Amendment to Credit Agreement, between Piper
         Jaffray Inc. and Norwest Bank Minnesota, National           electronic
         Association, dated December 28, 1994.                     transmission

10.18    First Amendment to Credit Agreement, between First          electronic
         Bank National Association, dated December 27, 1994.       transmission

10.19    First Amendment to Credit Agreement, between Northern       electronic
         Trust Company, dated December 23, 1994.                   transmission

10.20    Second Amendment to Credit Agreement, between Piper
         Jaffray Inc. and Norwest Bank Minnesota, National           electronic
         Association, dated November 7, 1995.                      transmission

10.21    Second Amendment to Credit Agreement, between Piper
         Jaffray Inc. and First Bank National Association,           electronic
         dated November 7, 1995.                                   transmission

10.22    Second Amendment to Credit Agreement, between Piper
         Jaffray Inc. and Northern Trust Company, dated              electronic
         November 9, 1995.                                         transmission

11       Statement Re: Computation of Per Share Earnings             electronic
                                                                    transmission

13       1995 Annual Report to Shareholders                          electronic
                                                                    transmission

21       Subsidiaries of the Registrant                              electronic
                                                                    transmission

23       Independent Auditors' Consent                               electronic
                                                                    transmission

27       Financial Data Schedule                                     electronic
                                                                    transmission

* Premier Acceptance Corporation has filed Registration Statements pursuant to which $900,000,000 in aggregate principal amount of mortgage-backed bonds were registered under the Securities Act. The bonds are issued in series pursuant to series supplements and supplemental indentures referenced in Item 14(a)(3) of Premier Acceptance Corporation's Form 10-K for the fiscal year ended September 30, 1995. Norwest Bank Minnesota, National Association was appointed successor Trustee under the Indentures in 1991.