Form 10-Q
period 1995-12-31
PIPER JAFFRAY COMPANIES INC
filed 1996-02-12
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended   December 31, 1995       Commission file number   1-7421



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of December 31, 1995, 17,569,201 shares of the Registrant's common stock were issued and outstanding.

                          PIPER JAFFRAY COMPANIES INC.

                                      INDEX


                                                                      Page
                                                                     Number


Part I. FINANCIAL INFORMATION

    Item 1. Financial Statements

            Consolidated Statements of Financial Condition             3

            Consolidated Statements of Operations                      4

            Consolidated Statements of Cash Flows                      5

            Notes to Consolidated Financial Statements                 6


    Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8


Part II.    OTHER INFORMATION

    Item 1. Legal Proceedings                                          9

    Item 4. Submission of Matters to a Vote of Security Holders       25

    Item 6. Exhibits and Reports on Form 8-K                          26

    Signatures                                                        27

    Index of Exhibits                                                 28

    Exhibits                                                          29

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                          PIPER JAFFRAY COMPANIES INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)

                                                           Dec. 31,    Sept. 30,
                                                             1995        1995
                                                         (Unaudited)
ASSETS
  Cash (including $2,431 and $2,401, respectively,
   required to be segregated under federal and
   other regulations) ................................   $  25,665    $  17,345
  Receivable from other brokers and dealers ..........     112,417       55,708
  Receivable from customers ..........................     437,830      371,667
  Trading securities owned, at market ................      75,750       58,651
  Investments pursuant to mortgage-backed bonds ......      51,811       52,949
  Office equipment and leasehold improvements,
   at cost, less accumulated depreciation of
   $49,330 and $47,621, respectively .................      26,609       25,764
  Deferred income tax asset ..........................      31,942       40,093
  Other assets .......................................      61,024       57,586
                                                         ---------    ---------
                                                         $ 823,048    $ 679,763
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term borrowings ..............................   $ 194,082    $  63,781
  Checks and drafts payable ..........................      62,275       44,201
  Payable to other brokers and dealers ...............      67,102       84,447
  Payable to customers ...............................     105,583       78,874
  Trading securities sold but not yet purchased,
   at market .........................................      14,971       21,491
  Mortgage-backed bonds payable ......................      52,889       54,077
  Employee compensation ..............................      62,761       63,678
  Federal and state income taxes .....................          --       19,136
  Other liabilities ..................................     101,269       94,354
                                                         ---------    ---------
                                                           660,932      524,039
                                                         ---------    ---------
  Shareholders' equity:
   Preferred stock, $1 par value; authorized,
    300,000 shares; none issued and outstanding ......          --           --
   Common stock, $1 par value; authorized 40,000,000
    shares; 17,569,201 and 17,565,399 shares issued,
    respectively .....................................      17,569       17,566
   Additional paid-in capital ........................      11,905       11,901
   Retained earnings .................................     132,644      127,306
   Treasury stock, at cost; 133 and
    65,145 shares, respectively ......................          (2)      (1,049)
                                                         ---------    ---------
                                                           162,116      155,724
                                                         ---------    ---------
                                                         $ 823,048    $ 679,763
                                                         =========    =========

          See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                             Three Months Ended
                                                                 December 31,
                                                             1995          1994
REVENUE

Commissions ..........................................     $ 42,646     $ 32,158
Profits on principal transactions ....................       40,915       25,935
Investment banking ...................................       25,023       11,408
Interest .............................................        9,463        7,936
Asset management fees ................................        9,574       11,803
Other income .........................................        4,905        3,259
                                                           --------     --------
    Total revenue ....................................      132,526       92,499
                                                           --------     --------

EXPENSES

Employee compensation ................................       81,486       55,974
Floor brokerage and clearance ........................        2,104        1,705
Interest .............................................        3,043        2,847
Occupancy and equipment ..............................        8,140        6,709
Communications .......................................        4,798        3,880
Travel and promotional ...............................        3,618        3,752
Other operating expenses .............................       18,429       10,010
                                                           --------     --------
    Total expenses ...................................      121,618       84,877
                                                           --------     --------

Income before income taxes ...........................       10,908        7,622

Income taxes .........................................        4,254        2,972
                                                           --------     --------

Net income ...........................................     $  6,654     $  4,650
                                                           ========     ========


Net income per common and common equivalent
   share (primary and fully diluted) .................     $    .37     $    .27

Weighted average number of common and common
   equivalent shares outstanding .....................       18,037       17,400

Dividends per share ..................................     $   .075     $   .075

          See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                   (Unaudited)
                                                             Three Months Ended
                                                                December 31,
                                                            1995           1994
Operating activities:
   Net income ........................................   $   6,654    $   4,650
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ..................       1,773        1,771
      Deferred income taxes ..........................       8,151        2,712
      (Increase) decrease in:
       Net receivable from customers .................     (39,454)       2,216
       Net trading securities ........................     (23,619)     (22,534)
       Other .........................................       3,835       (8,861)
      Increase (decrease) in:
       Net payable to other brokers and dealers ......     (74,054)     (11,755)
       Checks and drafts payable .....................      18,074        5,974
       Employee compensation .........................        (917)     (10,267)
       Federal and state income taxes payable ........     (19,136)        (773)
                                                         ---------    ---------
        Net cash used in operating activities ........    (118,693)     (36,867)
                                                         ---------    ---------

Financing activities:
   Net change in:
    Short-term borrowings ............................     130,301       55,331
    Mortgage-backed bonds payable ....................      (1,188)      40,297
    Investments and funds pursuant to
     mortgage-backed bonds ...........................       1,138      (39,410)
   Net common stock issued ...........................       1,153         (210)
   Payments made on capitalized lease obligations ....        (358)        (394)
   Treasury shares repurchased .......................         (99)        (360)
   Dividends paid ....................................      (1,316)      (1,281)
                                                         ---------    ---------
        Net cash provided by financing activities ....     129,631       53,973
                                                         ---------    ---------

   Net cash used for purchase of office
    equipment and leasehold improvements .............      (2,618)      (1,507)
                                                         ---------    ---------

   Net increase in cash ..............................       8,320       15,599
   Cash at beginning of period .......................      17,345       12,070
                                                         ---------    ---------
   Cash at end of period .............................   $  25,665    $  27,669
                                                         =========    =========

   Supplemental disclosure of cash flow information Cash paid during the three months ended for:
    Interest .........................................   $   2,904    $   2,542
    Income taxes .....................................   $  18,346    $   1,034

         See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Three Months Ended December 31, 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1995. The results of operations for the three months ended December 31, 1995, are not necessarily indicative of the results to be expected for the year ending September 30, 1996.

The consolidated statement of financial condition as of December 31, 1995 and the other consolidated financial information for the periods ended December 31, 1995 and 1994, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

Net income per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding, which includes the dilutive effect of all outstanding stock options.


2. NET CAPITAL REQUIREMENTS

At December 31, 1995, the Company's broker-dealer subsidiary's net capital under applicable regulations was $101.2 million, or 22.4% of aggregate debit balances and $92.2 million in excess of the minimum required net capital.


3. LITIGATION AND CONTINGENCIES

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in two cases involving an underwriting by Piper Jaffray Inc. (Piper Jaffray). The Company intends to defend, or in some cases negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

4. SHAREHOLDERS' EQUITY

During the three months ended December 31, 1995, 7,500 shares of the Company's common stock were repurchased by the Company pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations.

    Common shares authorized for repurchase - fiscal years:
      1992                                            400,000
      1994                                            500,000
                                                      -------
                                                                  900,000

    Common shares repurchased - fiscal years
      1992                                            201,000
      1993                                                 --
      1994                                            378,100
      1995                                             35,900
      1996                                              7,500
                                                      -------
                                                                  622,500
                                                                  -------

    Common shares available at December 31, 1995 for
      repurchase pursuant to authorizations                       277,500
                                                                  =======

    Total common shares repurchased                               622,500

    Treasury shares reissued - fiscal years:
      1992                                              6,262
      1993                                            194,738
      1994                                            104,740
      1995                                            244,115
      1996                                             72,512
                                                      -------
                                                                  622,367
                                                                  -------

    Treasury shares outstanding at December 31, 1995                  133
                                                                  =======


On January 23, 1996, the Board of Directors authorized the contribution of approximately $14.2 million to the Piper Jaffray Companies ESOP for fiscal year 1995 to be made 50 percent in cash and 50 percent in the Company's newly issued common stock, thus adding approximately $7.1 million in additional shareholders' equity during the second quarter of fiscal 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1995.


OPERATIONS

The Company's revenue for the three months ended December 31, 1995 increased 43% over the same period of the prior fiscal year to $132.5 million. Net income for the first quarter was $6.7 million, up 43% from $4.7 million recorded in the first quarter of fiscal 1995. The Company's net income per share for the first three months was $ .37, up 37% from $ .27 a year earlier.

Commissions, profits on principal transactions and investment banking revenues for the quarter ended December 31, 1995 exceeded those of the same period of the prior fiscal year by 33%, 58%, and 119%, respectively, in line with recent strength in the securities markets. Asset management revenue decreased 19% for the quarter ended December 31, 1995 compared to the same period in fiscal 1995 due to a decline in assets under management by Piper Capital Management Incorporated (Piper Capital) to $9.3 billion from $10.3 billion a year earlier. The decrease in assets under management was due primarily to mutual fund net redemptions resulting from the reorganization of various closed end funds. Interest income was up 19% to $9.5 million for the quarter ended December 31, 1995 due primarily to increased lending to customers.

Employee compensation, including broker compensation and employee incentives, increased by $25.5 million, or 46% as compared to the first quarter of fiscal 1995, in line with increases in revenues. Occupancy and equipment expenses increased by $1.4 million or 21% over the prior year, due to additional depreciation and equipment rental related to new broker workstations and increased rent expense and property taxes. Other operating expense increased 84% over the same period of the prior fiscal year, due primarily to legal settlements, professional fees, and other costs resulting from lawsuits and arbitrations related to various funds or assets managed by Piper Capital.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a liquid balance sheet. Most of the Company's assets consist of cash and assets readily convertible into cash. The fluctuations in cash flows from financing activities are directly related to operating activities due to the liquid nature of the Company's balance sheet.

Management believes that existing capital, funds from operations and current credit lines will be sufficient to finance the Company's business. During fiscal 1995, the Company entered into a settlement agreement for litigation relating to the Institutional Government Income Portfolio (PJIGX) mutual fund, an open-end fund managed by Piper Capital. In January of 1996, the Court entered an Order granting final approval of the settlement, which will provide approximately $67.5 million in payments to claimants over the next three years. This amount is expected to be financed by tax refunds arising from the resulting net operating loss, cash flow from operations, and available credit facilities.

The Company is currently a defendant in other lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in two cases involving an underwriting by Piper Jaffray. The Company intends to defend, or in some cases negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

In the normal course of business, the Company's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance sheet risk in the event the other party to the transaction is unable to fulfill its contractual obligations. The Company utilizes financial futures contracts to a limited extent to hedge fixed income inventories against market interest rate fluctuations. Such transactions are subject to the same controls as all trading for the Company's own account. The Company also enters into government reverse repurchase agreements to facilitate hedging. The Company does not, and has no plans to enter into, for either hedging or speculative purposes, the following types of transactions: interest rate swaps, foreign currency contracts or significant amounts of futures, options, forwards, mortgage-backed derivatives, or other securities whose value is derived from other investment products (derivatives). The Company's investment management subsidiary, Piper Capital, manages mutual funds and other investment portfolios which do contain such derivatives.

The Company intends to continue to repurchase shares of its common stock periodically, to satisfy obligations to present and future employee benefit plans. See Note 4 to the consolidated financial statements.


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in two cases involving an underwriting by Piper Jaffray. The Company intends to defend, or in some cases negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

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

Actions which individually, or when aggregated with similar action, make claims for a material amount are described in more detail below:


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

    The named plaintiffs and defendants have reached a settlement of this matter, the terms of which are set forth in a Settlement Agreement dated July 20, 1995, as modified by an Addendum filed with the Court on July 28, 1995 (the "Settlement Agreement"). The Settlement Agreement contained a provision which would have permitted the defendants to cancel the agreement if shareholders who had incurred a cumulative "Loss" (as defined under the Settlement Agreement) of more than 10% of the Loss sustained by the entire class had opted out. The October 2, 1995 deadline for requesting exclusion from the class has passed, and the Loss sustained by persons requesting exclusion is less than 10%. At the December 8, 1995 hearing on final settlement approval, plaintiffs estimated that, based on the formula set forth in the Settlement Agreement and the number of persons requesting exclusion from the class, the settlement would provide approximately $67.5 million to class members in payments scheduled during the next three years. The parties stipulated that the stay of related arbitration actions and lawsuits should end, allowing investors who requested exclusion from the settlement class to proceed with their claims. The Court entered an "Order" dated December 14, 1995, which granted final approval to the Settlement Agreement and dismissed the litigation with prejudice in favor of the defendants. The Order further directs class members who had previously filed lawsuits or arbitration claims, but who failed to request exclusion from the class, to immediately dismiss all such lawsuits or arbitrations. At the parties' request, that order was vacated and reissued on January 12, 1996 in substantially identical form for the purpose of severing a controversy relating to a particular fund account. If no appeals from the January 12 Order are filed on or before February 12, 1996, the Settlement Agreement will become effective on or about February 12, 1996.


b. Other Lawsuits Brought by Investors in Institutional Government Income Portfolio.

    The following actions are based on claims similar to those asserted in In Re Piper Funds, Inc. Institutional Government Income Portfolio
    Litigation.   Plaintiffs in these actions have requested exclusion from
    the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

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

c.  Arbitrations Brought by Investors in Institutional Government Income
    Portfolio.

    The following actions, which are based on claims similar to those asserted in the PJIGX action, were commenced in arbitration by individual investors in the Institutional Government Income Portfolio. Claimants in these arbitrations have requested exclusion from the settlement class in In re Piper Funds Inc. Institutional Government Income Portfolio.

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

    Hart v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed December 28, 1995. Claimant seeks to recover in excess of $804,629.

    North Dakota State College of Science Foundation v. Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

    Claim filed January 8, 1996. Claimant seeks to recover compensatory damages, attorneys' fees, costs and punitive damages in an unspecified amount.


    Catholic Charities of the Diocese of Winona v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed January 15, 1996. Claimant seeks to recover in excess of $377,271.

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

c.  Arbitration Claims Brought by Investors in Adjustable Rate Term Trusts

    The following arbitrations are based on claims similar to those asserted in Gordon, et al. v. American Adjustable Rate Term Trust 1996, et al.

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

    Satish C. & Roopa Bansal v. Gregory Schaff & Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 17, 1995. Claimants seek to recover $57,168.

    F.A. Wittern Charitable Foundation; Selectivend, Inc.; Specialty Foods Limited Partnership; 3-W Corporation; Vikart Industries, Inc.; Wittern Investment Company v. Piper Jaffray Companies Inc. and Jed Willoughby (National Association of Securities Dealers Arbitration).

    Claim filed September 5, 1995. Claimants seek to recover approximately $98,726.92.

    Sylvia M. Gadbaw v. Doug Nichols and Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim  filed  November  2, 1995.  Claimant  seeks to  recover  approximately
    $8,750.

    Charles O. Wheeler v. Piper Jaffray Inc. and Dennis E. Gove, (National Association of Securities Dealers Arbitration).

    Claim  filed  January  26,  1996.  Claimant  seeks to recover  approximately
    $32,490.

3. American Opportunity Income Fund, American Strategic Income Portfolio Inc. II and other named funds

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

    Plaintiff Nelson, an investor in the American Strategic Income Portfolio Inc. II, filed a putative class action lawsuit on June 28, 1995. Nelson also was an investor in the American Opportunity Income Fund, Inc. ("American Opportunity Fund"), and filed a second putative class action lawsuit on July 12, 1995. On September 7, 1995, Plaintiffs Nelson, et al. filed an Amended Complaint alleging claims against eight funds and various individuals and entities, which included many of the allegations contained in the previous two putative class action lawsuits, as well as new allegations. By Order filed October 5, 1995, the Court consolidated the two putative class action lawsuits. Plaintiff filed a Second Amended Complaint on February 5, 1996. Plaintiffs seek to represent a global class of persons who purchased shares in the eight funds during the period May 25, 1988 through May 1, 1995, as well as certain subclasses.

    With respect to some or all of the subclasses, Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act; Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder; Sections 13(a), 34(b), and 36(b) of the Investment Company Act; certain subsections of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), 18 U.S.C. S-1962 based on alleged predicate acts of mail fraud, wire fraud, interstate transportation of money obtained through fraud, and fraud in the sale of securities; the Washington State Securities Act; and the Washington Consumer Protection Act. Plaintiffs may also purport to allege claims under the common law of negligent misrepresentation and breach of fiduciary duty. Under some or all of the claims, plaintiffs seek rescission or monetary damages, treble damages, attorney's fees, prejudgment interest and costs. The Second Amended Complaint does not specify a particular amount of damages sought.

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

c. The following arbitration seeks recovery by investors in the American Strategic Income Portfolio Inc. I; American Strategic Income Portfolio Inc. II; American Strategic Income Portfolio Inc. III; and American Select Portfolio Inc.

    Frederick Poole and Jane Poole; George Chapman; Dolores Patterson; Craig Carter; Elliott J. Ashford and Linda K. Ashford; Elliott J. Ashford as the Custodian for the accounts of Katie Stoltz and Zachary Stoltz; Linda K. Ashford, as custodian for the account of Shelby Ashford; Kenneth Powers and Marlene Powers; Robert Ferris and William Ferris, Custodians for the account of Eva Ferris; Jim Toomey and Linda Toomey; Jeffrey Erwin and Lynda Erwin; Alan Citron and Kathy Citron; Mishelle Barr as the custodian for the account of Maria Barr; J. Kerry Wilcox and Sally E. Wilcox; Willard R. Helton and Lenora J. Helton; Richard Austin and Joan Austin; Sydney Bannister; F. Alan Boyd and Viola Boyd; Joseph Brown and Wanda Brown; Peter Crane and Jody Gebbers; Robert Fately and Regna Fately; Millard Fowler and Frankie Fowler; Marilyn Gearing; Edward Godsey and Nancy Godsey; James Keaton; R. L. McDonald; Nora Rappe and Elmer Rappe;; Doris Riggs; Larry Simms and Bonnie Simms; Kenneth Willig and Noreen Willig, as trustees for the Kenneth A. Willig 1976 Trust; Talleta Wibmer and Helmut Wibmer v. Piper Jaffray & Hopwood Incorporated; Piper Capital Management Inc; American Strategic Income Portfolio, Inc., I; American Strategic Income Portfolio, Inc., II; American Strategic Income Portfolio, III; American Select, Inc.; Piper Jaffray Companies Inc.; Piper Jaffray Inc.; and Mike Jansen (National Association of Securities Dealers Arbitration).

    Claim filed January 2, 1996. Claimants seek rescission or damages, interest and costs in an unspecified amount.

4.  Managers Intermediate Mortgage Fund

a. Florence R. Hosea, Bobby W. Hosea, Getrude B. Dale and Peter M. Dale, Andrew Poffel and Diane Poffel as tenants by the Entireties, Myrone Barone, Donna M. DiPalo, Bernard B. Geltner as IRA custodian, IRA and Bernard B. Geltner and Gail Geltner and Paul Delman v. The Managers Funds, The Managers Funds, L.P., Robert P. Watson, Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen and Managers Intermediate Mortgage Fund (United States District Court, District of Connecticut).

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

    By Order filed November 24, 1995, the Court dismissed all claims against the Piper Defendants for failure to state a claim. The Court ordered that plaintiff may file an amended complaint on or before December 20, 1995. The Court denied, in part, a motion to dismiss claims asserted against defendants other than the Piper Defendants, including claims for alleged violation of Sections 11, 12(2) and 15 of the Securities Act.

    On December 14, 1995, plaintiff served an Amended Complaint alleging that defendants Piper Jaffray Inc., Piper Capital and Worth Bruntjen (the "Piper Defendants") violated Sections 11, 12(2) and 15 of the Securities Act;
    Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; Section 13(a)(3) of the Investment Company Act; and engaged in common law fraud. Plaintiff seeks rescission and monetary damages, plus prejudgment interest, punitive damages if appropriate, and attorneys' fees and costs. The Amended Complaint does not specify an amount of damages sought.

    Although the plaintiff in this action alleges that it has been brought as a class action, the Court has not yet determined whether a class will be certified. The Piper Defendants have filed a motion to dismiss the claims against them in the Amended Complaint.


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

    Plaintiff alleges that Piper Jaffray Companies Inc., Piper Capital and Bruntjen (the "Piper Defendants"), engaged in fraud, fraudulent concealment, breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, civil conspiracy, negligent interference with contractual relations, violation of the Connecticut Unfair and Deceptive Trade Practices Act, and violation of the Connecticut Securities Act. Plaintiff seeks compensatory damages in an unspecified amount, punitive damages, attorneys' fees, interest and cost. The Piper Defendants have joined a motion brought by other defendants to dismiss the Complaint or alternatively to stay the action.

    In a declaratory action filed on October 26, 1995 in the United States District Court, District of Connecticut, the Piper Defendants, along with The Managers Funds, L.P., The Managers Funds and related persons and entities seek a declaration that they bear no liability to FCTC. FCTC has brought a motion to dismiss the declaratory action.

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

    On October 18, 1995, an Arbitration Panel awarded Claimant $4,017,865.51 in compensatory damages, $2,000,000 in punitive damages, rescission of the one remaining CMO derivative security purchased for claimant by respondents, and interest on the entire sum at the statutory rate under Minnesota law from and including September 26, 1994. Respondents moved to vacate the award of punitive damages, and Claimant moved to confirm the arbitration award. By Order dated January 24, 1996, a Judge in Minnesota State District Court, Hennepin County, vacated the punitive damages award, and in connection therewith the parties agreed to a resolution of the dispute over the punitive damages award.

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

    This putative class action lawsuit consolidates separate lawsuits previously filed by Edward McDaid and Ronald Goldstein. Plaintiffs represent a class of persons who purchased Piper Jaffray Companies Inc. common stock during the period from May 12, 1993, through August 24, 1994.

    In their consolidated complaint filed January 9, 1995, plaintiffs allege that Piper Jaffray Companies Inc. and the individual defendants made misleading statements and omissions which artificially inflated the market price of the Company's common stock throughout the class period. Plaintiffs allege that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder.

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

Item 4. Submission of Matters to a Vote of Security Holders

The following matters were approved by shareholders at the Company's Annual Meeting of Shareholders held on January 24, 1996:

1. Election of Directors
                                                For          Authority Withheld

       Addison L. Piper                     14,953,823                709,980
       William H. Ellis                     14,857,666                806,138
       Ralph W. Burnet                      15,103,429                560,374
       Kathy Halbreich                      14,536,933              1,126,870
       John L. McElroy                      15,099,281                564,522
       Robert S. Slifka                     15,096,333                567,471
       David Stanley                        15,011,739                652,064


2. Proposal to approve the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending September 30, 1996:

       For                               15,563,180
       Against                               83,412
       Abstain                               86,418

Item 6.     Exhibits and Reports on Form 8-K

   (a) Exhibits

       11 - Statement Regarding Computation of Per Share Earnings.

       27 - Financial Data Schedule (filed electronically).

   (b) Reports on Form 8-K

       The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 PIPER JAFFRAY COMPANIES INC.
                                  (Registrant)





Dated February  9, 1996          /s/ Deborah K. Roesler
                                 DEBORAH K. ROESLER
                                 Chief Financial Officer and Managing Director


Dated February  9, 1996          /s/ William H. Ellis
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