Form 10-Q
period 1996-03-31
PIPER JAFFRAY COMPANIES INC
filed 1996-05-13
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549


                                  FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended     March 31, 1996       Commission file number   1-7421



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




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No


As of March 31, 1996, 18,127,683 shares of the Registrant's common stock were issued and outstanding.

                           PIPER JAFFRAY COMPANIES INC.

                                    INDEX


                                                                      Page
                                                                     Number


Part I. FINANCIAL INFORMATION

    Item 1.       Financial Statements

            Consolidated Statements of Financial Condition             3

            Consolidated Statements of Operations                      4

            Consolidated Statements of Cash Flows                      5

            Notes to Consolidated Financial Statements                 6


    Item 2.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8


Part II.    OTHER INFORMATION

    Item 1. Legal Proceedings                                          9

    Item 6. Exhibits and Reports on Form 8-K                          23

    Signatures                                                        24

    Index of Exhibits                                                 25

    Exhibits                                                          26

                        PART I. FINANCIAL INFORMATION


                         Item 1. Financial Statements

                         PIPER JAFFRAY COMPANIES INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (In Thousands)

                                                           March 31,  Sept. 30,
                                                             1996       1995
                                                          (Unaudited)
ASSETS
  Cash (including $1,523 and $2,401, respectively,
   required to be segregated under federal and other
   regulations) ........................................  $  23,162   $  17,345
  Receivable from other brokers and dealers ............    147,089      55,708
  Receivable from customers ............................    425,038     371,667
  Trading securities owned, at market ..................    134,611      58,651
  Investments pursuant to mortgage-backed bonds ........     47,557      52,949
  Office equipment and leasehold improvements, at cost,
   less accumulated depreciation of $51,415 and $47,621,
   respectively.........................................     27,484      25,764
  Deferred income tax asset ............................     29,616      40,093
  Other assets .........................................     63,829      57,586
                                                             ------      ------
                                                          $ 898,386   $ 679,763
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term borrowings ................................  $ 203,885   $  63,781
  Checks and drafts payable ............................     49,393      44,201
  Payable to other brokers and dealers .................    124,478      84,447
  Payable to customers .................................     79,755      78,874
  Trading securities sold but not yet purchased,
    at market...........................................     47,727      21,491
  Mortgage-backed bonds payable ........................     48,874      54,077
  Employee compensation ................................     60,950      63,678
  Accrual for PJIGX settlement .........................     48,289      51,500
  Federal and state income taxes .......................          -      19,136
  Other liabilities ....................................     69,202      42,854
                                                             ------      ------
                                                            732,553     524,039
                                                            -------     -------
  Shareholders' equity:
   Preferred stock, $1 par value; authorized,
    300,000 shares; none issued and outstanding ........          -           -
   Common stock, $1 par value; authorized 40,000,000
    shares; 18,127,932 and 17,565,399 shares issued,
    respectively .......................................     18,128      17,566
   Additional paid-in capital ..........................     18,718      11,901
   Retained earnings ...................................    128,990     127,306
   Treasury stock, at cost; 249 and
    65,145 shares, respectively ........................         (3)     (1,049)
                                                            -------      ------
                                                            165,833     155,724
                                                            -------     -------
                                                          $ 898,386   $ 679,763
                                                          =========   =========

          See accompanying notes to consolidated financial statements.

                         PIPER JAFFRAY COMPANIES INC.


                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                 (Unaudited)


                                         Three Months Ended    Six Months Ended
                                              March 31,             March 31,
                                         1996         1995     1996        1995
REVENUES

Commissions ..........................$  48,744  $  34,127   $ 91,390  $ 66,285
Profits on principal transactions.....   42,614     29,578     83,529    55,513
Investment banking ...................   19,929     10,672     44,952    22,080
Asset management fees ................    9,561     10,848     19,135    22,651
Interest .............................   10,076      8,363     19,539    16,299
Other income .........................    6,668      4,269     11,573     7,528
                                          -----      -----     ------     -----
  Total revenues .....................  137,592     97,857    270,118   190,356
                                        -------     ------    -------   -------
EXPENSES

Employee compensation .................  84,958     58,545    166,444   114,519
Floor brokerage and clearance .........   2,301      2,129      4,405     3,834
Interest ..............................   4,386      3,148      7,429     5,995
Occupancy and equipment ...............   8,790      7,278     16,930    13,987
Communications ........................   4,704      4,016      9,502     7,896
Travel and promotional ................   4,183      4,107      7,801     7,859
Charge for PJIGX settlement ...........       -     70,000          -    70,000
Other operating expenses ..............  32,257      9,247     50,686    19,257
                                         ------      -----     ------    ------
  Total expenses ...................... 141,579    158,470    263,197   243,347
                                        -------    -------    -------   -------
Income (loss) before income taxes .....  (3,987)   (60,613)     6,921   (52,991)
Income taxes (benefit) ................  (1,693)   (23,339)     2,561   (20,367)
                                         ------    -------      -----   -------
Net income (loss) .....................$ (2,294) $ (37,274)   $ 4,360  $(32,624)
                                       ========  =========   ========  ========
Net income (loss) per common and
    common equivalent share
    (primary and fully diluted) .......$   (.13) $   (2.17)   $   .24  $  (1.90)

Weighted average number of
    common and common equivalent
    shares outstanding ................. 17,947     17,208     18,235    17,145

Dividends per share ....................$  .075  $    .075   $    .15  $    .15

          See accompanying notes to consolidated financial statements.

                         PIPER JAFFRAY COMPANIES INC.


                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                 (Unaudited)
                                                            Six Months Ended
                                                                March 31,
                                                            1996         1995
Operating activities:
   Net income (loss) ..................................  $  4,360    $ (32,624)
   Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization ...................     3,462        3,599
      Accrual for PJIGX settlement ....................         -       70,000
      Deferred income taxes ...........................    10,477      (21,661)
      (Increase) decrease in:
       Net receivable from customers ..................   (52,490)      26,531
       Net trading securities .........................   (49,724)     (45,383)
       Other ..........................................    17,316      (16,647)
      Increase (decrease) in:
       Net payable to other brokers and dealers .......   (51,350)      55,316
       Checks and drafts payable ......................     5,192       (4,109)
       Employee compensation ..........................    (2,728)     (20,357)
       Federal and state income taxes payable .........   (19,136)        (181)
                                                          -------       ------
        Net cash (used in) provided by operating
           activities .................................  (134,621)      14,484
                                                         --------       ------
Financing activities:
   Net change in:
    Short-term borrowings ..............................  140,104       (6,143)
    Mortgage-backed bonds payable ......................   (5,203)      52,798
    Investments and funds pursuant to mortgage-backed
       bonds ...........................................    5,392      (51,858)
    Payments made on capitalized lease obligations .....     (422)        (788)
   Net common stock issued .............................    9,620        6,248
   Treasury shares repurchased .........................   (1,195)        (360)
   Dividends paid ......................................   (2,676)      (2,559)
                                                           ------       ------
        Net cash provided by (used in) financing
           activities ..................................  145,620       (2,662)
                                                          -------       ------
   Net cash used for purchase of office
    equipment and leasehold improvements ................  (5,182)      (3,859)

   Net increase in cash .................................   5,817        7,963
   Cash at beginning of period ..........................  17,345       12,070
                                                           ------       ------
   Cash at end of period ............................... $ 23,162    $  20,033
                                                         =========    =========

  Supplemental  disclosure  of cash flow  information.
  Cash paid during the six months ended for:
    Interest ............................................ $ 7,615    $   5,410
    Income taxes ........................................ $19,231    $   1,476

         See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         Six Months Ended March 31, 1996



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1995. The results of operations for the six months ended March 31, 1996, are not necessarily indicative of the results to be expected for the year ending September 30, 1996.

The consolidated statement of financial condition as of March 31, 1996 and the other consolidated financial information for the periods ended March 31, 1996 and 1995, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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


2. NET CAPITAL REQUIREMENTS

At March 31, 1996, Piper Jaffray Inc. (Piper Jaffray), the Company's broker-dealer subsidiary, had net capital under applicable regulations of $108.7 million, or 24.2% of aggregate debit balances and $99.4 million in excess of the minimum required net capital.


3. LITIGATION AND CONTINGENCIES

On April 23, 1996, the Company reached an agreement in principle on a proposed settlement of litigation relating to the American Adjustable Rate Term Trusts Inc. 1996, 1997, 1998 and 1999 closed-end funds (the "American Adjustable Rate Term Trusts") managed by Piper Capital Management Incorporated (Piper Capital). The Company recorded a pre-tax charge of $14.0 million in the second quarter of fiscal 1996, which is included in other operating expenses, to accrue for the expense related to this proposed settlement.

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

4. SHAREHOLDERS' EQUITY

During the six months ended March 31, 1996, 87,000 shares of the Company's common stock were repurchased by the Company, leaving a total of 198,000 shares available for future repurchases pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations.

On January 23, 1996, the Board of Directors authorized the contribution of approximately $14.2 million to the Piper Jaffray Companies ESOP for fiscal year 1995. The contribution was made 50 percent in cash and 50 percent in the Company's newly issued common stock, thus adding $7.1 million in additional shareholders' equity during the second quarter of fiscal 1996.

Through six months ended March 31, 1996, shareholders' equity increased by an additional $2.5 million as new shares were issued pursuant to other employee benefit plans. As of March 31, 1996, 249 common shares were held in the treasury.

On April 22, 1996, the Board of Directors of the Company, at its regular quarterly meeting, declared a quarterly dividend of 7.5 cents per share of common stock, payable June 11, 1996, to shareholders of record on May 28, 1996.


(dollars in thousands, except share amounts)

                                                  Additional                     Total
                                Common Stock       Paid-In   Retained Treasury Shareholders'
                             Shares       Amount   Capital   Earning   Stock     Equity
Balances at Sept. 30, 1994   17,188,161  $ 17,462  $ 7,163   $146,601 $ (3,423) $167,803

Net loss                                                      (14,118)           (14,118)
Net stock issued
    pursuant to employee
    benefit plans               347,993       104    4,738               2,734     7,576
Cash dividends - $.30 per share                                (5,177)            (5,177)
Treasury stock acquired         (35,900)                                  (360)     (360)
                                -------    ------  -------   --------  -------   --------
Balances at Sept. 30, 1995   17,500,254  $ 17,566 $ 11,901   $127,306  $(1,049) $155,724
                             ==========  ======== ========   ========  =======  ========

Net income                                                      4,360              4,360
Net stock issued
    pursuant to employee
    benefit plans               714,429       562    6,817               2,241     9,620
Cash dividends - $.15 per share                                (2,676)            (2,676)
Treasury stock acquired         (87,000)                                (1,195)   (1,195)
                                -------    ------  -------  ---------  --------  --------
Balances at Mar. 31, 1996    18,127,683  $ 18,128 $ 18,718   $128,990  $    (3) $165,833
                             ==========  ======== ========   ========  =======  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1995.


OPERATIONS

The Company reported a net loss of $2.3 million for the quarter ended March 31, 1996. The loss was due to a $14.0 million pre-tax charge to accrue for expenses related to an agreement in principle to settle purported class action litigation brought on behalf of shareholders of the American Adjustable Rate Term Trusts. The after tax effect of this charge to earnings was $8.8 million, or $ .48 per share for the quarter.

The Company's revenues for the six months ended March 31, 1996 were $270.1 million, a 42% increase over the same period of the prior fiscal year. Net income for the first six months was $4.4 million, as compared to a net loss of $32.6 million recorded in the prior fiscal year. The Company's net income per share for the first six months of fiscal 1996 was $ .24 versus a net loss per share of $1.90 a year earlier. The prior year's quarterly and six months results included a $70 million pre-tax charge for the settlement of litigation relating to the Institutional Government Income Portfolio (PJIGX) mutual fund, an open-end fund managed by Piper Capital.

Revenues for the quarter ended March 31, 1996 were $137.6 million, a 41% increase over the same period of the prior year. The Company incurred a net loss of $2.3 million for the quarter ended March 31, 1996 versus a net loss of $37.3 million a year earlier. The net loss per share for the quarter ended March 31, 1996 was $.13 versus a net loss per share of $2.17 for the same period of the prior fiscal year.

Commissions, profits on principal transactions and investment banking revenues showed continued strength, increasing 38%, 51%, and 104%, respectively, over the prior year's six months results. Increases were due to general market strength and increased volume of mutual fund sales, initial public offerings and mergers and acquisitions business. Asset management revenue decreased 16% for the six months ended March 31, 1996 compared to the same period in fiscal 1995 due to a decline in assets under management by Piper Capital to $9.3 billion from $10.1 billion a year earlier. The decrease in assets under management was due primarily to mutual fund net redemptions resulting from the reorganization of various closed end funds. Interest income was up 20% to $19.5 million for the six months ended March 31, 1996 due primarily to increased lending to customers and other income increased 54% to $11.6 million due primarily to growth in managed accounts.

Employee compensation, including broker compensation and employee incentives, increased by $51.9 million, or 45% as compared to the same six months of fiscal 1995, in line with increases in revenues. Occupancy and equipment expenses increased by $2.9 million or 21% over the prior year, due to additional depreciation and equipment rental related to new broker workstations and increased rent expense and property taxes. Other operating expenses, increased over the the six months of the prior fiscal year primarily due to the $14.0 million accrual for the American Adjustable Rate Term Trusts proposed settlement, other legal settlements, professional fees, and other costs resulting from lawsuits and arbitrations related to various funds or assets managed by Piper Capital.

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

The $14.0 million American Adjustable Rate Term Trusts proposed settlement, recorded in the second quarter of fiscal 1996, will be paid in a combination of $500,000 cash payable upon execution of the definitive settlement agreement, $1.5 million cash payable upon final approval by the court (effective date), and payments of $3.0 million on each anniversary of the effective date for the next four years. The deferred payments will accrue interest totaling as much as $1.8 million and are expected to be financed by cash flow from operations.

In January 1996, the Court entered an order granting final approval of the PJIGX settlement, which will provide approximately $67.5 million in payments to claimants over the next three years. Approximately $20 million of this settlement was paid into an escrow fund on August 3, 1995 following the signing of the definitive settlement agreement, and was, in turn, paid out to fund shareholders during the second quarter of fiscal 1996. The remaining amount is expected to be financed by tax refunds arising from the fiscal 1995 net operating loss, cash flow from operations, and available credit facilities.

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

The Company intends to continue to repurchase shares of its common stock periodically, to satisfy obligations of present and future employee benefit plans. See Note 6 of the Company's Annual Report for the year ended September 30, 1995.


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

Without admitting or denying any findings, Piper Jaffray agreed to a settlement with the National Association of Securities Dealers (NASD), and Piper Jaffray and Piper Capital agreed to a settlement with the Minnesota Department of Commerce (DOC). These settlements resolve a joint investigation by the NASD and DOC which primarily related to disclosures and sales practices pertaining to the sale of PJIGX. Piper Jaffray's settlement with the NASD includes censure, a fine in the amount of $1,250,000, and an agreement to hire an independent consultant to review and make recommendations primarily relating to sales practices for Piper Capital's mutual funds. Piper Jaffray and Piper Capital's settlement with the DOC includes censure, an agreement to hire an independent consultant to review and make recommendations primarily relating to sales practices, payment by each of $150,000 in civil penalties, and joint payment of $100,000 for investigative costs, $200,000 to be paid to the Minnesota Food Bank Network, and $50,000 to be paid to the Business Economics Education Foundation.

Piper Jaffray and Piper Capital have been continuing to cooperate in an investigation being conducted by the Securities and Exchange Commission and have been responding to requests for information from several other states.

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

Actions which individually, or when aggregated with similar actions, make claims for a material amount are described in more detail below:



A. Lawsuits Related to Various Funds or Assets Managed by Piper Capital Management Incorporated

1.  Institutional Government Income Portfolio

a.  Lawsuits Brought by Investors in the Institutional Government Income
    Portfolio.

    The following actions have been brought by investors in the Institutional Government Income Portfolio. Plaintiffs in these actions requested exclusion from a previously settled consolidated class action, In re Piper Funds Inc. Institutional Government Income Portfolio (United States District Court, District of Minnesota) ("PJIGX" action). The PJIGX action had included claims based on allegations of misrepresentation and improper management. The claims alleged in the following actions are similar to the claims which had been alleged in the PJIGX action.

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

    Action commenced on September 30, 1994 in the District of Colorado. The action has been transferred to Minnesota for discovery. Plaintiffs seek rescission of their alleged investment of approximately $840,141.28 or monetary damages, plus interest, and attorneys' fees and costs.

    Frank R. Berman, Trustee of Frank R. Berman Professional CP Pension Plan Trust v. Piper Jaffray Inc., Piper Fund, Inc., Morton Silverman and Worth Bruntjen (Minnesota State District Court, Hennepin County).

    Action commenced on April 11, 1995 in Minnesota State District Court, Hennepin County. This action was removed to United States District Court, District of Minnesota. Plaintiff seeks monetary damages, plus interest, and attorneys' fees and costs. The Complaint does not specify an amount of damages sought.

    Beverly Muth vs. Piper Jaffray Inc. and Teresa L. Darnielle (Montana Thirteenth Judicial District Court, Yellowstone County).

    Action commenced on June 22, 1995. Plaintiff seeks monetary damages of over $12,000, a sum to be determined at trial for extreme emotional distress and an award of punitive damages.

b.  Arbitrations Brought by Investors in Institutional Government Income
    Portfolio.

    The following arbitrations, commenced by investors in the Institutional Government Income Portfolio, are based on claims similar to the claims which had been alleged in the PJIGX action. Claimants in these arbitrations requested exclusion from the settlement class in the PJIGX action.

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

    James T. Dootson, Elizabeth O. Dootson Trust, Jeto Enterprises, Inc., and Sterling Irrevocable Trust v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Inc., Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

    Claim filed February 16, 1996. Claimants seek to recover in excess of $262,450.

    Fairview Hospital v. Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

    Claim filed March 1, 1996. Claimant seeks to recover in excess of $1.5 million.

    City of Rapid City, South Dakota v. Piper Jaffray Inc., Piper Jaffray Companies Inc., Piper Capital Management Incorporated, Addison L. Piper, William H. Ellis, Dan L. Lastavich, Delos V. Steenson, Worth Bruntjen, Jaye
    F. Dyer, Edward J. Kohler, John T. Golle, and David T. Bennett (New York Stock Exchange Arbitration).

    Claim filed March 29, 1996. Claimant seeks to recover $20,000,000.

    Central Iowa Hospital Corporation v. Piper Funds Inc. Institutional Government Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc., and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

    Claim filed April 12, 1996. Claimant seeks to recover in excess of $1,700,000.

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

    Plaintiff Gordon, an investor in the American Adjustable Rate Term Trusts Inc. 1998 and 1999, filed a putative class action lawsuit on October 20, 1994. Plaintiffs Donio, et al., investors in the American Adjustable Rate Term Trusts Inc. 1996, 1997, 1998 and 1999, filed a putative class action lawsuit on April 14, 1995. Plaintiffs in both actions filed a Consolidated Amended Class Action Complaint on May 23, 1995. By Order dated June 8, 1995, the Court consolidated the two putative class actions.

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

    The parties have reached an agreement in principle to settle all outstanding claims of the purported class action. If approved by the Court and a sufficiently large percentage of the class, a settlement agreement consistent with the terms of the agreement in principle would provide $14.0 million in principal payments consisting of $500,000 payable upon execution of the settlement agreement, $1.5 million payable on the effective date, and payments of $3.0 million on each anniversary of the effective date for the next four years, with accrued interest of up to $1.8 million.

b.  Other Lawsuits Brought by Investors in Adjustable Rate Term Trusts

    Ernest Volinn v. Piper Jaffray Inc. (Washington State District Court, King County).

    Plaintiff, an investor in the American Adjustable Rate Term Trusts, Inc. 1997 and 1998, the American Strategic Portfolio, Inc.-III and the American Opportunity Income Fund Inc., filed this action on August 11, 1995. Plaintiff alleges the investments were unsuitable and seeks compensatory damages in the amount of $3,543, costs and attorneys' fees.

    The Ewing Company Profit Sharing Plan v. Piper Jaffray Inc. (United States District Court, District of Idaho).

    Plaintiff, an investor in the American Adjustable Rate Term Trusts, Inc., 1995, 1996, 1997, 1998, 1999, the American Strategic Income Portfolio Inc., and the American Strategic Income Portfolio Inc.-II, filed this action on November 1, 1995. Plaintiff alleges violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of the Idaho Securities Act and the Idaho Consumer Protection Act; and common law fraud. Plaintiff seeks to recover principal in excess of $90,000, interest in excess of $32,000, attorneys' fees and costs and has reserved the right to seek punitive damages.

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

    Claim filed September 5, 1995. Claimants seek to recover approximately $98,726.92.

    Patricia LaFrenz v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed March 15, 1996. Claimant seeks to recover $16,850.

3. American Strategic Income Portfolio Inc., American Opportunity Income Fund, and other named funds

a. The following actions have been brought by investors in the American Strategic Income Portfolio Inc., the American Opportunity Income Fund Inc., and other closed-end funds.

    Gary E. Nelson, et al. v. American Strategic Income Portfolio Inc.-II, Piper Jaffray Companies Inc., Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William Ellis and Edward Kohler (United States District Court, Western District of Washington).

    Christian Fellowship Foundation Peace United Church of Christ, Gary E. Nelson and Lloyd Schmidt, et al. v. American Government Income Portfolio, Inc., American Government Income Fund Inc., American Government Term Trust
    Inc., American Strategic Income Portfolio Inc., American Strategic Income Portfolio Inc.-II, American Strategic Income Portfolio Inc.-III, American Opportunity Income Fund Inc., American Select Portfolio Inc., Piper Jaffray Companies Inc., Piper Capital Management Inc., Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William H. Ellis and Edward J. Kohler (United States District Court, Western District of Washington).

    Plaintiff Nelson, an investor in the American Strategic Income Portfolio Inc.-II, filed a putative class action lawsuit on June 28, 1995. Nelson also was an investor in the American Opportunity Income Fund Inc. ("American Opportunity Fund"), and filed a second putative class action lawsuit on July 12, 1995. On September 7, 1995, Plaintiffs Nelson, et al. filed an Amended Complaint alleging claims against eight funds and various individuals and entities, which included many of the allegations contained in the previous two putative class action lawsuits, as well as new allegations. By Order filed October 5, 1995, the Court consolidated the two putative class action lawsuits. Plaintiffs filed a Second Amended Complaint on February 5, 1996. Plaintiffs seek to represent a global class of persons who purchased shares in the eight funds during the period May 25, 1988 through May 1, 1995, as well as certain subclasses.

    With respect to some or all of the subclasses, Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act; Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder; Sections 13(a), 34(b), and 36(b) of the Investment Company Act; certain subsections of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), 18 U.S.C. S~1962 based on alleged predicate acts of mail fraud, wire fraud, interstate transportation of money obtained through fraud, and fraud in the sale of securities; the Washington State Securities Act; and the Washington Consumer Protection Act. Plaintiffs may also purport to allege claims under the common law of negligent misrepresentation and breach of fiduciary duty. Under some or all of the claims, plaintiffs seek rescission or monetary damages, treble damages, attorney's fees, prejudgment interest and costs. The Second Amended Complaint does not specify a particular amount of damages sought.

    Although plaintiffs in this action allege that it has been brought as a class action, the Court has not yet determined whether any classes will be certified. Although defendants have not yet filed a formal answer, the defendants deny liability.

    John Darlington v. Piper Jaffray Inc. and Dick Tallent (Montana Second Judicial District Court, Silver Bow County).

    Plaintiff filed this action on November 1, 1995 based on his investment in the American Strategic Income Portfolio Inc.-III and the Americas Income Trust Inc. Plaintiff alleges claims of breach of contract, breach of the covenant of good faith and fair dealing, fraud and misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, damages for mental and emotional distress and pain and suffering, punitive damages, and costs and attorneys' fees.

    Kenneth Schneider v. Piper Jaffray Inc. and Richard Tallent (Montana Second Judicial District Court, Silver Bow County).

    Plaintiff filed this action on April 11, 1996 based on his investment in the American Select Portfolio. Plaintiff alleges claims of misrepresentation and negligent misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, punitive damages, and costs and attorneys' fees.

    Margaret Nagel v. Piper Jaffray Inc. and Richard Tallent (Montana Second Judicial District Court, Silver Bow County).

    Plaintiff filed this action on April 11, 1996 based on her investment in the American Select Portfolio Inc. Plaintiff alleges claims of misrepresentation and negligent misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, punitive damages, and costs and attorneys' fees.

b. The following arbitration claim seeks recovery by an investor in the American Opportunity Income Fund.

    Penny DiRocco v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed March 27, 1995. Claimant seeks damages in excess of $500,000.

c. The following arbitration claims seek recovery by investors in the American Strategic Income Portfolio Inc. I; American Strategic Income Portfolio Inc. II; American Strategic Income Portfolio Inc. III; and American Select Portfolio Inc.

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

    Plaintiff alleges that Piper Jaffray Companies Inc., Piper Capital and Bruntjen (the "Piper Defendants"), engaged in fraud, fraudulent concealment, breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, civil conspiracy, negligent interference with contractual relations, violation of the Connecticut Unfair and Deceptive Trade Practices Act, and violation of the Connecticut Securities Act. Plaintiff seeks compensatory damages in an unspecified amount, punitive damages, attorneys' fees, interest and costs. The Piper Defendants have joined a motion brought by other defendants to dismiss the Complaint or alternatively to stay the action.

    In a declaratory action filed on October 26, 1995 in the United States District Court, District of Connecticut, the Piper Defendants, along with The Managers Funds, L.P., The Managers Funds and related persons and entities seek a declaration that they bear no liability to FCTC. FCTC has brought a motion to dismiss the declaratory action.

6.  Privately Managed Accounts

    The following arbitration claims seek recovery for accounts managed by Piper Capital Management Incorporated:

a. Hunter, Keith Industries, Inc. v. Piper Capital Management Incorporated and Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 27, 1995. Claimant seeks to recover in excess of $500,000 and punitive damages, Claimant alleges violation of federal and state securities laws, breach of fiduciary duty, breach of contract, common law fraud and negligence. Claimant had individually managed accounts which included investments in derivative products.

b. Craig A. Nalen v. Piper Capital Management and Worth Bruntjen (National Association of Securities Dealers Arbitration).

    Claim filed October 4, 1995. Claimant seeks to recover $670,000 and punitive damages. Claimant alleges violation of the Securities and Exchange Act and NASD rules, and common law claims of fraud and misrepresentation. Claimant's individually managed account included investments in derivative products.

c. Regents of the University of Minnesota and Ruminco, Ltd. v. Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Worth Bruntjen (National Association of Securities Dealers Arbitration).

    Claim filed November 22, 1995. Claimants seek to recover over $15 million and punitive damages. Claimants allege violation of federal and state securities laws, breach of fiduciary duty, breach of contract, negligence and violation of the Minnesota Consumer Fraud Act. Claimants' individually managed account included investments in derivative products.

d. Rosemount Inc. v. Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

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

    The named plaintiffs and defendants have reached an agreement in principle on a proposed settlement, which has been preliminarily approved by the Court. The hearing on final approval of the settlement is scheduled for June 13, 1996, in federal court in Wilmington, Delaware. If approved by the Court and a sufficiently large percentage of the class, a settlement agreement consistent with the terms of the agreement in principle would provide up to $1.95 million to plaintiffs, consisting of $450,000 in cash, $700,000 in Piper Jaffray common stock to be valued on the effective date of the settlement agreement and a note for $800,000 to be paid with interest at 8% per annum 12 months from the effective date of the settlement agreement.

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

    The second lawsuit was brought by the BPCO bankruptcy trustee. The most recent amendment to the complaint filed on February 3, 1995 asserts conspiracy, RICO, common law fraud, breach of fiduciary duty and similar theories arising out of the activities of BPCO from approximately 1984 through the inception of its bankruptcy proceeding. The plaintiff seeks actual damages, treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On October 7, 1994, the plaintiff served its preliminary damage calculations indicating that it sought $647,346,549 in damages (before trebling under RICO) from Piper Jaffray. The plaintiff sought a similar amount from the other defendant underwriters and BPCO's accountants, attorneys, lenders and others. On November 27, 1995 motions to strike plaintiff's damages theory brought by Piper Jaffray and other defendants were granted. Plaintiff served a revised preliminary damage calculation on March 26, 1996 seeking $573,257,728 in damages (before trebling under RICO) from the Company. Piper Jaffray and other defendants have also made motions to dismiss the complaint or for a judgment on the pleadings which are currently pending. On April 25, 1996, Piper Jaffray filed a motion for summary judgment on all claims. On May 6, 1996, Piper Jaffray filed a motion to exclude the admission of plaintiff's revised damage calculation. A pre-trial conference before the presiding judge commenced on May 6, 1996 in Salt Lake City and is continuing. No trial date has been set.


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

    Following the initiation of these actions, Piper Jaffray has received requests from the United States Department of Justice to provide information and documents with respect to its NASDAQ market making activities. Piper Jaffray has learned that the Department of Justice is conducting an investigation of the NASDAQ market generally. Additionally, the Securities and Exchange Commission is also conducting an investigation of NASDAQ market making activities and has requested the production of information and documents from Piper Jaffray in connection with that investigation.

Item 6.     Exhibits and Reports on Form 8-K

   (a) Exhibits

       11 - Statement Regarding Computation of Per Share Earnings.

       27 - Financial Data Schedule (filed electronically).

   (b) Reports on Form 8-K

       On March 6, 1996,  the Company filed a report on Form 8-K  announcing the
       agreements   with  the  NASD  and  the  DOC   related   to  their   joint
       investigations of the Company's marketing and sale of the PJIGX fund.

       On April 23, 1996, the Company filed a report on Form 8-K announcing the agreement in principle to settle purported class action litigation brought on behalf of shareholders of the American Adjustable Rate Term Trusts.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PIPER JAFFRAY COMPANIES INC.
                                 (Registrant)





Dated May 13, 1996               /s/ Deborah K. Roesler
                                 DEBORAH K. ROESLER
                                 Chief Financial Officer and Managing Director


Dated May 13, 1996               /s/ William H. Ellis
                                 WILLIAM H. ELLIS
                                 President

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


27          Financial Data Schedule                                 Electronic
                                                                   Transmission

                                                                     Exhibit 11

                            PIPER JAFFRAY COMPANIES INC.

                   STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                      (In Thousands, Except Per Share Amounts)
                                     (Unaudited)


                                          Three Months Ended    Six Months Ended
                                               March 31            March 31

                                            1996      1995      1996       1995

PRIMARY NET INCOME (LOSS) PER SHARE:

Net income (loss)                        $ (2,294) $(37,274)  $  4,360 $(32,624)
                                         ========  ========    =======  =======

Average number of common and common
 equivalent shares outstanding:
    Average common shares outstanding 17,947 17,208 17,743 17,145 Dilutive effect of CSE's:
       Book value plan options                  -         -        193        -
       Executive incentive stock options        -         -        276        -
                                             ----      ----       ----     ----
                                           17,947    17,208     18,212   17,145

Primary net income (loss) per share       $  (.13) $  (2.17)   $   .24  $ (1.90)
                                           =======  ========    ======   ======



NET INCOME (LOSS) PER SHARE
    ASSUMING FULL DILUTION:

Net income (loss)                        $ (2,294) $ (37,274)  $ 4,360 $(32,624)
                                          ========  =========   ====== ========
Average number of common and common
 equivalent shares outstanding:
    Average common shares outstanding      17,947     17,208    17,743   17,145
    Dilutive effect of CSE's:
       Book value plan options                  -          -       197        -
       Executive incentive stock options        -          -       295        -
                                             ----       ----      ----     ----
                                           17,947     17,208    18,235   17,145

Fully diluted net income (loss) per share  $ (.13)   $ (2.17)   $  .24  $ (1.90)
                                           ======    =======    ======   ======