Form 10-Q
period 1996-06-30
PIPER JAFFRAY COMPANIES INC
filed 1996-08-14
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549

                               FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended  June 30, 1996   Commission file number    1-7421


                   PIPER JAFFRAY COMPANIES INC.
      (Exact name of Registrant as specified in its charter)


 Delaware                                                  41-1233380
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification No.)


Piper Jaffray Tower, 222 South 9th Street, Minneapolis, Minnesota      55402
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code   612-342-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



As of June 30, 1996, 18,142,042 shares of the Registrant's common stock were issued and outstanding.

                   PIPER JAFFRAY COMPANIES INC.



                         TABLE OF CONTENTS

                                                                Page
                                                               Number

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements:

                Consolidated Statements of Financial Condition     3

                Consolidated Statements of Operations              4

                Consolidated Statements of Cash Flows              5

                Notes to Consolidated Financial Statements         6

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations   9


PART II.       OTHER INFORMATION

        Item 1. Legal Proceedings                                 12

        Item 6. Exhibits and Reports on Form 8-K                  26

        Signatures                                                27

        Index of Exhibits                                         28

        Exhibits                                                  29

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   PIPER JAFFRAY COMPANIES INC.

          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
               (In Thousands, Except Share Amounts)
                                                          June 30, September 30,
                                                           1996         1995
                                                        (unaudited)
ASSETS
Cash (including $2,121 and $2,401,
  respectively, required to be segregated
  under federal and other regulations) ............... $    27,409    $  17,345
Receivable from other brokers and dealers ............     101,725       55,708
Receivable from customers ............................     472,428      371,667
Trading securities owned, at market ..................     150,049       58,651
Investments pursuant to mortgage-backed bonds ........      45,052       52,949
Office equipment and leasehold improvements,
  at cost, less accumulated depreciation of
  $53,687 and $47,621, respectively ..................      28,977       25,764
Deferred income tax asset ............................      36,858       40,093
Other assets .........................................      57,259       57,586
                                                         ---------    ---------
                                                         $ 919,757    $ 679,763
                                                         =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings ................................   $ 224,075    $  63,781
Checks and drafts payable ............................      40,936       44,201
Payable to other brokers and dealers .................     113,501       84,447
Payable to customers .................................      74,230       78,874
Trading securities sold but not
 yet purchased, at market ............................      54,686       21,491
Mortgage-backed bonds payable ........................      46,352       54,077
Employee compensation ................................      69,658       63,678
Accrual for PJIGX litigation settlement ..............      49,236       51,500
Federal and state income taxes .......................        --         19,136
Other liabilities ....................................      84,007       42,854
                                                          ---------    ---------
                                                           756,681      524,039
                                                           -------      -------

Shareholders' equity:
  Preferred stock, $1 par value; authorized,
   300,000 shares; none issued and outstanding .......        --           --
  Common stock, $1 par value; authorized
   40,000,000 shares; 18,142,536 and 17,565,399
   shares issued, respectively .......................      18,142       17,566
  Additional paid-in capital .........................      18,825       11,901
  Retained earnings ..................................     126,116      127,306
  Treasury stock, at cost; 494 and 65,145
   shares, respectively ..............................          (7)      (1,049)
                                                          ---------    ---------
                                                           163,076      155,724
                                                          ---------    ---------
                                                         $ 919,757    $ 679,763
                                                         =========    =========

   See accompanying notes to consolidated financial statements.

                   PIPER JAFFRAY COMPANIES INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS
             (In Thousands, Except Per Share Amounts)
                            (Unaudited)

                                      Three Months Ended      Nine Months Ended
                                           June 30,               June 30,
                                       1996       1995      1996      1995
REVENUES

Commissions ......................... $50,584   $ 37,381  $141,974  $103,666
Profits on principal transactions ...  42,026     32,681   125,555    88,194
Investment banking ..................  27,830     14,268    72,782    36,348
Asset management fees ...............   9,287     10,740    28,422    33,391
Interest ............................  10,381      8,810    29,920    25,109
Other income ........................   7,523      5,276    19,096    12,804
                                        -----      -----    ------    ------
    Total revenues .................. 147,631    109,156   417,749   299,512
                                      =======    =======   =======   =======

EXPENSES

Employee compensation ...............  93,600     66,922   260,044   181,441
Floor brokerage and clearance .......   2,427      2,117     6,832     5,951
Interest ............................   4,488      2,826    11,917     8,821
Occupancy and equipment .............   9,258      7,408    26,188    21,395
Communications ......................   5,358      3,944    14,860    11,840
Travel and promotional ..............   4,091      3,581    11,892    11,440
Charge for PJIGX settlement .........       -    (13,910)        -    56,090
Other operating expenses ............  30,665     14,800    81,351    34,057
                                       ------     ------    ------    ------
    Total expenses .................. 149,887     87,688   413,084   331,035
                                      -------     ------   -------   -------
Income (loss) before income taxes ...  (2,256)    21,468     4,665   (31,523)

Income taxes (benefit) ..............    (742)     8,373     1,819   (11,994)
                                         ----      -----     -----   -------
Net income (loss) ................... $(1,514)  $ 13,095  $  2,846  $(19,529)
                                      =======   ========  ========  ========
Net income (loss) per common and
    common equivalent share (primary
    and fully diluted) .............. $ (.08)   $    .73  $    .16  $ (1.13)

Weighted average number of
    common and common equivalent
    shares outstanding ..............  18,140     18,020    18,327    17,239

Dividends per share ................. $  .075   $   .075  $   .225  $   .225


    See accompanying notes to consolidated financial statements

                   PIPER JAFFRAY COMPANIES INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (In Thousands)
                            (Unaudited)
                                                           Nine Months Ended
                                                               June 30,
                                                          1996        1995
Operating activities:
  Net income (loss) ................................. $   2,846  $ (19,529)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization .................     6,130      5,421
      Accrual for PJIGX settlement ..................         -     70,000
      Deferred income taxes .........................     3,235    (17,274)
      (Increase) decrease in:
        Net receivable from customers ...............  (105,405)    30,749
        Net trading securities ......................   (58,203)   (65,274)
        Other .......................................    39,699    (17,588)
      Increase (decrease) in:
        Net payable to other brokers and dealers ....   (16,963)    19,428
        Checks and drafts payable ...................    (3,265)     2,214
        Employee compensation .......................     5,980    (14,560)
        Federal and state income taxes payable ......   (19,136)      (134)
                                                        -------       ----
       Net cash used in operating activities ........  (145,082)    (6,547)
                                                       --------     ------

Financing activities:
  Net change in:
    Short-term borrowings ...........................   160,294     28,294
    Mortgage-backed bonds payable ...................    (7,725)    52,797
    Investments and funds pursuant to mortgage-
     backed bonds ...................................     7,897    (51,675)
    Payments made on capitalized lease obligations ..      (483)    (1,183)
  Net common stock issued ...........................    10,909      6,824
  Treasury shares repurchased .......................    (2,367)      (360)
  Dividends paid ....................................    (4,036)    (3,866)
                                                         ------     ------
       Net cash provided by financing activities ....   164,489     30,831

Net cash used for purchase of office
  equipment and leasehold improvements ..............    (9,343)    (6,139)
                                                         ------     ------
Net increase in cash ................................    10,064     18,145
Cash at beginning of period .........................    17,345     12,070
                                                         ------     ------
Cash at end of period ............................... $  27,409  $  30,215
                                                       =========  =========

Supplemental  disclosure  of cash flow  information:
Cash paid  during  the nine months ended for:
  Interest ..........................................    12,009      8,200
  Income taxes ......................................    19,313      1,476

   See accompanying notes to consolidated financial statements.

                    NOTES TO FINANCIAL STATEMENTS


               NINE MONTHS ENDED JUNE 30, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1995. The results of operations for the nine months ended June 30, 1996, are not necessarily indicative of the results to be expected for the year ending September 30, 1996.

The consolidated statement of financial condition as of June 30, 1996 and the other consolidated financial information for the periods ended June 30, 1996 and 1995, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

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


2. NET CAPITAL REQUIREMENTS

At June 30, 1996, Piper Jaffray Inc. (Piper Jaffray), the Company's broker-dealer subsidiary, had net capital under applicable regulations of $109.5 million, or 23% of aggregate debit balances and $99.8 million in excess of the minimum required net capital.


3. LITIGATION AND CONTINGENCIES

On August 12, 1996, the Company's subsidiary, Piper Jaffray, reached an agreement in principle to settle litigation brought on behalf of the bankruptcy trustee for Bonneville Pacific Corporation (BPCO). Piper Jaffray's involvement with BPCO relates to public offerings of that company's securities between 1986 and 1989. The agreement, which requires approval by the U.S. District Court and the Bankruptcy Court, calls for payment of $7 million seven days after all required court approvals have been obtained, or September 9, 1996, whichever is later and two additional payments of $1.5 million each, payable in September
1997 and September  1998. The  Company  had  previously  provided   sufficient
reserves to cover the $10 million proposed settlement, resulting in no charge against the Company's earnings for the quarter ended June 30, 1996.

On June 21, 1996, the Company and the attorneys representing a class of shareholders of several closed-end funds managed by Piper Capital Management Incorporated (Piper Capital), a wholly owned subsidiary of the Company, announced that they had reached an agreement in principle to settle purported class action litigation brought on behalf of fund shareholders. The agreement in principle, which affects American Government Income Fund (AGF), American Government Income Portfolio (AAF), American Opportunity Income Fund (OIF), American Government Term Trust (AGT), American Strategic Income Portfolios I, II and III (ASP, BSP, and CSP, respectively) and American Select Portfolio (SLA), requires court approval. The Company recorded a pre-tax charge of $15.5 million in the third quarter of fiscal 1996, which is included in other operating expenses, to accrue for the expense related to this proposed settlement. The proposed settlement also includes an agreement for these funds to repurchase a portion of outstanding shares from current shareholders at net asset value. This repurchase will have no material impact on the earnings of the Company.

On April 23, 1996, the Company reached an agreement in principle on a proposed settlement of litigation relating to the American Adjustable Rate Term Trusts Inc. 1996, 1997, 1998 and 1999 closed-end funds (the "American Adjustable Rate Term Trusts") managed by Piper Capital. The Company recorded a pre-tax charge of $14.0 million in the second quarter of fiscal 1996, which is included in other operating expenses, to accrue for the expense related to this proposed settlement.

The Company is currently a defendant in other lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in a case involving an underwriting by Piper Jaffray. The Company intends to defend, or in some cases negotiate to settle these actions. It is impossible to predict the outcome of these actions and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

4. SHAREHOLDERS' EQUITY

During the nine months ended June 30, 1996, 177,500 shares of the Company's common stock were repurchased by the Company, leaving a total of 107,500 shares available for repurchase pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations. On July 24, 1996, the Board of Directors granted approval of the repurchase of up to an additional 750,000 shares to satisfy future employee benefit plan obligations. The shares will be used by the Company's Stock Investment Plan for purchase, at a 15% discount, by employees. As of June 30, 1996, 494 common shares were held in the treasury.

On January 23, 1996, the Board of Directors authorized the contribution of approximately $14.2 million to the Piper Jaffray Companies ESOP for fiscal year 1995. The contribution was made 50 percent in cash and 50 percent in the Company's newly issued common stock, thus adding $7.1 million in additional shareholders' equity during the second quarter of fiscal 1996.

On July 24, 1996, the Board of Directors of the Company, at its regularly scheduled meeting, declared a quarterly dividend of 7.5 cents per share of common stock, payable September 10, 1996, to shareholders of record on August 27, 1996.



(dollars in thousands, except share amounts)
                       Common Stock    Additional                      Total
                      ----------------  Paid-In  Retained Treasury Shareholders'
                     Shares     Amount  Capital  Earnings   Stock      Equity
                     -------  -------- --------- -------- --------- ----------
Balances at 9/30/94 17,188,161 $ 17,462 $ 7,163 $ 146,601 $ (3,423)  $ 167,803

Net loss ...........                              (14,118)             (14,118)
Net stock issued
 pursuant to employee
 benefit plans ......  347,993      104   4,738              2,734       7,576
Cash dividends -
  $.30 per share ....                              (5,177)              (5,177)
Treasury stock
   acquired .........  (35,900)                               (360)       (360)
                       -------   ------   ------  -------- --------    -------
Balances at 9/30/95 17,500,254 $ 17,566 $ 11,901 $127,306 $ (1,049)  $ 155,724
                    ========== ======== ======== ======== ========   =========

Net income ..........                               2,846                2,846
Net stock issued
 pursuant to employee
 benefit plans ......  819,288      576    6,924             3,409      10,909
Cash dividends -
  $.225 per share ...                              (4,036)              (4,036)
Treasury stock
  acquired .......... (177,500)                             (2,367)     (2,367)
                      --------    ------  ------  -------  --------    -------
Balances at 6/30/96 18,142,042 $ 18,142 $ 18,825 $126,116  $    (7)  $ 163,076
                    ========== ======== ======== ========  ========  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1995.

OPERATIONS

Revenues for the quarter ended June 30, 1996 were $147.6 million, a 35% increase over the same period of the prior year. The Company incurred a net loss of $1.5 million for the quarter ended June 30, 1996 versus net income of $13.1 million a year earlier. The net loss per share for the quarter ended June 30, 1996 was $.08 versus net income per share of $.73 for the same period of the prior fiscal year.

The third quarter loss was due to a $15.5 million pre-tax charge to accrue for an agreement in principle to settle purported class action litigation brought on behalf of shareholders of several closed-end funds managed by Piper Capital. Excluding the pre-tax charge to earnings for this agreement, third-quarter net income would have been $7.7 million or $.41 per share. On August 12, 1996, the Company's subsidiary, Piper Jaffray, reached an agreement in principle to settle for $10.0 million litigation brought on behalf of the bankruptcy trustee for Bonneville Pacific Corporation (BPCO), a former underwriting client. The Company had previously provided sufficient reserves to cover the $10.0 million proposed settlement, resulting in no charge to earnings for the quarter ended June 30, 1996.

The Company's revenues for the nine months ended June 30, 1996 were $417.7 million, a 39% increase over the same period of the prior fiscal year. Net income for the first nine months was $2.8 million, as compared to a net loss of $19.5 million recorded in the prior fiscal year. The Company's net income per share for the first nine months of fiscal 1996 was $.16 versus a net loss per share of $1.13 a year earlier.

The nine month results for fiscal 1996 include loss accruals for proposed settlement of two purported class actions brought on behalf of shareholders of closed-end funds managed by Piper Capital. Additionally, the nine month results for the prior year include a $70 million pre-tax charge relating to the settlement of litigation on behalf of the Institutional Government Income Portfolio (PJIGX) mutual fund, an open-end fund managed by Piper Capital. The $70 million charge, taken in the second quarter, was partially offset in the third quarter of fiscal 1995 by $13.9 million in insurance proceeds, net of related expenses, pursuant to the PJIGX settlement.

Commissions, profits on principal transactions and investment banking revenues showed continued strength, increasing 37%, 42%, and 100%, respectively, over the prior year's nine month results. Increases were due to general market strength and increased volume of mutual fund sales, initial public offerings and mergers and acquisitions business. Asset management revenue decreased 15% for the nine months ended June 30, 1996 compared to the same period in fiscal 1995 due to a decline in assets under management by Piper Capital to $9.2 billion from $10.4 billion a year earlier. The decrease in assets under management was due primarily to mutual fund net redemptions resulting from the reorganization of various closed end funds. Interest income was up 19% to $29.9 million for the nine months ended June 30, 1996 due primarily to a 19% increase in average customer margin debits. Other income increased 49% to $19.1 million due to growth in managed accounts and increased fee revenues.

Employee compensation, including broker compensation and employee incentives, increased by $78.6 million, or 43% as compared to the same nine months of fiscal 1995. Compensation increased at a slightly higher rate than revenues due to the opening of two new branch offices and the re-alignment of various bonus/incentive plans. Interest expense grew $3.1 million or 35% due to accruals for litigation settlement notes payable and an increase in borrowings to finance higher customer margin debits. Additional depreciation and equipment rental related to new broker workstations and increased rent expense and property taxes resulted in occupancy and equipment expenses increasing by $4.8 million or 22% over the prior year. Other operating expenses increased over the nine months of the prior fiscal year primarily due to loss accruals pursuant to two settlements of proposed class-action litigation, other legal settlements, professional fees, and costs resulting from lawsuits and arbitrations related to various funds or assets managed by Piper Capital.

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

The $15.5 million proposed settlement, recorded in the third quarter of fiscal 1996, will be paid in a combination of $500,000 cash payable upon preliminary court approval of the definitive settlement agreement, $5.0 million cash payable upon the effective date of the settlement after final court approval, and payments of $2.5 million on each anniversary of the effective date for the next four years. The deferred payments are expected to be financed by current available credit facilities and cash flow from operations.

The $10.0 million BPCO proposed settlement, calls for the payment of $7.0 million within seven days after all required court approvals have been obtained or by September 9, 1996, whichever is later. Two additional payments of $1.5 million each would be payable in September 1997 and September 1998. These payments are expected to be financed by current available credit facilities and cash flow from operations.

The $14.0 million American Adjustable Rate Term Trusts proposed settlement, recorded in the second quarter of fiscal 1996, calls for a combination of $500,000 cash, which was paid July 1, 1996 upon execution of the definitive settlement agreement, $1.5 million cash payable upon final approval by the court (effective date), and payments of $3.0 million on each anniversary of the effective date for the next four years. The deferred payments will accrue interest totaling as much as $1.8 million and are expected to be financed by current available credit facilities and cash flow from operations.

In January 1996, the Court entered an order granting final approval of the PJIGX settlement, which will provide approximately $67.5 million in payments to claimants over a three year period. Approximately $20.0 million of this settlement was paid into an escrow fund on August 3, 1995 following the signing of the definitive settlement agreement, and was, in turn, paid out to fund shareholders during the second quarter of fiscal 1996. In addition, on August 5, 1996, $7.9 million was paid into an escrow fund for distribution to fund shareholders as a part of the deferred settlement notes payable. The remaining amount is expected to be financed by tax refunds arising from the fiscal 1995 net operating loss, cash flow from operations, and available credit facilities.

The Company is currently a defendant in other lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in a case involving an underwriting by Piper Jaffray. The Company intends to defend, or in some cases negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

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

PART II.  OTHER INFORMATION



Item 1.    Legal Proceedings

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in a case involving an underwriting by Piper Jaffray. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

Piper Jaffray and Piper Capital have been continuing to cooperate in an investigation being conducted by the Securities and Exchange Commission and have been responding to requests for information from several states.

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

    City of Mound v. Piper Jaffray Companies, Inc., Piper Capital Management Incorporated, Piper Funds, Inc. Institutional Government Income Portfolio, Worth Bruntjen, William H. Ellis, Edward J. Kohler, Bennet E. Marks and John and Jane Does 1-10 (Minnesota State District Court, Hennepin County).

    Action commenced on May 13, 1996. Plaintiff seeks recission or compensatory damages in an unspecified amount, plus interest, attorney's fees and costs.

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

    Public Water Supply District No. 5 v. Piper Jaffray Inc., Robert Williams, Branch Manager, and Charles Greenway, Assistant Vice President Investments (National Association of Securities Dealers Arbitration).

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

    Lummi  Indian  Business  Council  v.  Piper  Jaffray  Inc.  and Piper
    Capital Management Incorporated (National Association of Securities Dealers Arbitration).

    Claim filed June 13, 1996. Claimant seeks to recover in excess of $1.7 million.

   City of Eden Prairie v. Piper Capital Management, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Worth Bruntjen (National Association of Securities Dealers Arbitration).

    Claim filed June 12, 1996. Claimant seeks to recover in excess of $1 million.


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

    On June 8, 1996, the parties executed a Settlement Agreement which settled all outstanding claims. On June 22, 1996, the Court preliminarily approved the Settlement Agreement. The terms of the Settlement Agreement, which must receive the final approval of the Court and a sufficiently large percentage of the Settlement Class, would provide $14.0 million in principal payments consisting of $500,000 which was paid upon the Court's preliminary approval, $1.5 million payable upon the Effective Date of the Settlement Agreement, and payments of $3.0 million on each anniversary of the Effective Date for the next four years, with accrued interest payments of up to $1.8 million.

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

c. Arbitration Claims Brought by Investors in Adjustable Rate Term Trusts and Other Funds

    The following arbitrations are based on claims similar to those asserted in Gordon, et al. v. American Adjustable Rate Term Trust 1996, et al.

    William J. Kenney v. John P. Murphy, Piper Capital Management Inc., and Kemper Securities, Inc. (National Association of Securities Dealers Arbitration).

    Claim filed February 24, 1995. Claimant seeks to recover approximately $97,500.

    Daniel J. Epstein and Continental America Properties, Ltd. v. Dickinson & Company, Inc., Richard C. Barrett, Jr., Advest Company, Inc., Piper Jaffray Inc., and Piper Capital Management Incorporated (National Association of Securities Dealers Arbitration).

    Claim filed June 21, 1995. Claimant seeks to recover in excess of $30,000 in damages and in excess of $1 million in punitive damages.

    Richard C. Mollin, Trustee, and Richard C. Mollin v. Piper Jaffray Inc. and Philip H. Strom (National Association of Securities Dealers Arbitration).

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

    Claim filed September 5, 1995. Claimants seek to recover approximately $98,726.92.

    Patricia LaFrenz v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed March 15, 1996. Claimant seeks to recover $16,850.

    E. Boyd Taylor v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed May 13, 1996. Claimant seeks to recover $6,998.

    David L. G. Willats and Dixie Lea Willats v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 25, 1996. Claimant seeks to recover in excess of $62,000.

3. American Strategic Income Portfolio Inc., American Opportunity Income Fund, and other named funds

a. The following actions have been brought by investors in the American Strategic Income Portfolio Inc., the American Opportunity Income Fund Inc., and other closed-end funds.

    Gary E. Nelson, et al. v. American Strategic Income Portfolio Inc.-II, Piper Jaffray Companies Inc., Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William Ellis and Edward Kohler (United States District Court, Western District of Washington). Christian Fellowship Foundation Peace United Church of Christ, Roseville Firefighter's Relief Association, William J. and Florence B. Cohen, John and Shirley Breitner, Gary E. Nelson and Lloyd Schmidt, et al.
    v. American Government Income Portfolio, Inc., American Government Income Fund Inc., American Government Term Trust Inc., American Strategic Income Portfolio Inc., American Strategic Income Portfolio Inc.-II, American Strategic Income Portfolio Inc.-III, American Opportunity Income Fund Inc., American Select Portfolio Inc., Piper Jaffray Companies Inc., Piper Capital Management Inc., Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William H. Ellis and Edward J. Kohler (United States District Court, Western District of Washington).

    Plaintiff Nelson, an investor in the American Strategic Income Portfolio Inc.-II, filed a putative class action lawsuit on June 28, 1995. Nelson also was an investor in the American Opportunity Income Fund Inc. ("American Opportunity Fund"), and filed a second putative class action lawsuit on July 12, 1995. On September 7, 1995, Plaintiffs Nelson, et al. filed an Amended Complaint alleging claims against eight funds and various individuals and entities, which included many of the allegations contained in the previous two putative class action lawsuits, as well as new allegations. By Order filed October 5, 1995, the Court consolidated the two putative class action lawsuits. Plaintiffs filed a Second Amended Complaint on February 5, 1996, and a Third Amended Complaint on June 4, 1996. Plaintiffs seek to represent a global class of persons who purchased shares in the eight funds during the period May 25, 1988 through May 1, 1995, as well as certain subclasses.

    With respect to some or all of the subclasses, Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act; Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder; Sections 13(a), 34(b), and 36(b) of the Investment Company Act; certain subsections of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), 18 U.S.C. S~1962 based on alleged predicate acts of mail fraud, wire fraud, interstate transportation of money obtained through fraud, and fraud in the sale of securities; the Washington State Securities Act; and the Washington Consumer Protection Act. Plaintiffs may also purport to allege claims under the common law of negligent misrepresentation and breach of fiduciary duty. Under some or all of the claims, plaintiffs seek rescission or monetary damages, treble damages, attorney's fees, prejudgment interest and costs. The Third Amended Complaint does not specify a particular amount of damages sought.

    Although plaintiffs in this action allege that it has been brought as a class action, the Court has not yet determined whether any classes will be certified. The defendants have filed a motion to dismiss the consolidated action and a motion for summary judgment.

    The named plaintiffs and defendants have reached an agreement-in-principle on a proposed settlement. If approved by the Court, a settlement agreement consistent with the terms of the agreement-in-principle would provide $15.5 million in payments to class members by Piper Jaffray Companies Inc. and Piper Capital Management Incorporated over the next four years. The settlement also includes an agreement that each of American Government Income Fund, American Government Income Portfolio and American Opportunity Income Fund would offer to repurchase up to 25 percent of their outstanding shares from current shareholders at net asset value. If the discounts between net asset value and market price of these funds do not decrease to 5 percent or less within approximately two years after the effective date of the settlement, the fund boards may submit shareholder proposals to convert these funds to an open-end format, unless they determine that it is not in the shareholders' best interest to do so. Finally, the agreement stipulates that each of American Strategic Income Portfolios I, II and III and American Select Portfolio would offer to repurchase up to 10 percent of their outstanding shares from current shareholders at net asset value.

    John Darlington and Ann Darlington v. Piper Jaffray Inc. and Dick Tallent (Montana Second Judicial District Court, Silver Bow County).

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

b. The following arbitration claims seek recovery by investors in one or more of the following closed-end funds: the American Strategic Income Portfolio Inc. I-III; the American Select Portfolio Inc.; American Opportunity Income Fund; American Government Income Portfolio, Inc.; or the American Government Income Fund Inc.

    Frederick Poole and Jane Poole; George Chapman; Dolores Patterson; Craig Carter; Elliott J. Ashford and Linda K. Ashford; Elliott J. Ashford as the Custodian for the accounts of Katie Stoltz and Zachary Stoltz; Linda K. Ashford, as custodian for the account of Shelby Ashford; Kenneth Powers and Marlene Powers; Robert Ferris and William Ferris, Custodians for the account of Eva Ferris; Jim Toomey and Linda Toomey; Jeffrey Erwin and Lynda Erwin; Alan Citron and Kathy Citron; Mishelle Barr as the custodian for the account of Maria Barr; J. Kerry Wilcox and Sally E. Wilcox; Willard R. Helton and Lenora J. Helton; Richard Austin and Joan Austin; Sydney Bannister; F. Alan Boyd and Viola Boyd; Joseph Brown and Wanda Brown; Peter Crane and Jody Gebbers; Robert Fately and Regna Fately; Millard Fowler and Frankie Fowler; Marilyn Gearing; Edward Godsey and Nancy Godsey; James Keaton; R. L. McDonald; Nora Rappe and Elmer Rappe;; Doris Riggs; Larry Simms and Bonnie Simms; Kenneth Willig and Noreen Willig, as trustees for the Kenneth A. Willig 1976 Trust; Talleta Wibmer and Helmut Wibmer; Susan Van Masdam; George Willot; Teresa Smith; Betty Wick; Susan Wick; Velma Donelly v. Piper Jaffray & Hopwood Incorporated; Piper Capital Management Inc; American Strategic Income Portfolio, Inc., I; American Strategic Income Portfolio, Inc., II; American Strategic Income Portfolio, III; American Select, Inc.; Piper Jaffray Companies Inc.; Piper Jaffray Inc.; and Mike Jansen (National Association of Securities Dealers Arbitration).

    Claim filed December 6, 1995. Claimants seek rescission or damages, interest and costs in an unspecified amount.

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

    Kelly E. Andrews v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed May 10, 1996. Claimant seeks to recover approximately $24,979.

    Mabel I. Hines v. Piper Jaffray Inc. and Robert Bliss (National Association of Securities Dealers Arbitration).

    Claim filed May 16, 1996. Claimant seeks to recover approximately $25,000.

    Stanley E. Williams and Grayce E. Williams v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed June 3, 1996. Claimants seek to recover $8,500.

    William Stephan Blattner v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed June 7, 1996. Claimant seeks to recover $13,164.

    William C. Schwenck v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed July 17, 1996. Claimant seeks to recover in excess of $100,000.

    Thomas R. Clements v. Piper Jaffray Inc. (National Association of Securities Arbitration).

    Claim filed July 18, 1996. Claimant seeks to recover $7,275.

    Elmer  Cipala  v.  Piper  Jaffray  Inc.   (National   Association   of
    Securities Dealers Arbitration).

    Claim filed May 10, 1996. Claimant seeks to recover approximately $2,241.

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

c. Rosemount Inc. v. Piper Capital Management Incorporated, Piper Jaffray Inc. and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

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

    On July 15, 1996, pursuant to an Order of the Court, a settlement of this matter became final and effective. The settlement provides up to $1.95 million to plaintiffs, consisting of $450,000 in cash, 55,446 shares of Piper Jaffray Companies common stock and $800,000 to be paid with interest at 8% per annum 12 months from the effective date of the settlement agreement.


C.  Bonneville Pacific Corporation

    Piper Jaffray has been named as one of several defendants in two lawsuits separately filed in the United States District Court for the District of
    Utah resulting from Piper Jaffray's dealings with Bonneville Pacific Corporation ("BPCO"). Other defendants include BPCO's attorneys, accountants, lenders and other investment bankers. BPCO is currently in Chapter 11 reorganization proceedings in Utah.

    The plaintiffs in the first-filed lawsuit originally brought their complaint as a purported class action relating to the $63.25 million offering of convertible subordinated debentures of BPCO in August 1989, for which Piper Jaffray was a co-managing underwriter in a syndicate led by Kidder, Peabody & Co. and secondary trading in BPCO's Common Stock from August 1989 through the inception of BPCO's bankruptcy proceeding in December 1991. The plaintiffs in their complaint alleged violations of federal and state securities laws, common law fraud and negligent misrepresentation. On March 14, 1994, the plaintiffs filed a motion to amend their complaint seeking leave to add additional parties and claims. The proposed amended complaint seeks to add claims under RICO and to expand the class period, under a common law fraud theory, to include the $22.5 million initial public offering of BPCO's Common Stock in August 1986, for which Piper Jaffray acted as the sole underwriter, and the $31 million secondary offering of BPCO's Common Stock in August 1987, for which Piper Jaffray acted as co-managing underwriter. In addition to actual damages, the proposed amended complaint also seeks treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On April 29, 1994, motions to dismiss brought by Piper Jaffray and the other underwriter defendants with respect to the plaintiffs' claims of violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, conspiracy, aiding and abetting, common-law fraud and negligent misrepresentation were granted. The judge in the case certified to the Utah Supreme Court issues related to the plaintiffs' claims under the Utah Uniform Securities Act and further denied plaintiffs' March 14, 1994 motion for leave to file an amended complaint as premature. The plaintiffs were given leave to amend all dismissed claims except the conspiracy and aiding and abetting claims under Section 10(b), which were dismissed with prejudice. By date of June 14, 1994, plaintiffs served a second amended complaint, realleging claims under Sections 11 and 15 of the Securities Act and Section 10 of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs also asserted RICO claims and claims under the Utah Uniform Securities Act, among others. On August 2, 1994, Piper Jaffray and the other defendants moved to dismiss the RICO, Securities Exchange Act and Utah Uniform Securities Act claims and that motion is pending. In an opinion filed July 5, 1996, the Utah Supreme Court held that reliance was not an element of a claim under Utah's Uniform Securities Act, but that the plaintiffs were required to establish priority with a particular defendant seller of securities in order to recover from that defendant.

    The second lawsuit was brought by the BPCO bankruptcy trustee. The lawsuit alleged conspiracy, RICO, common law fraud, breach of fiduciary duty and similar theories arising out of the activities of BPCO from 1984 through the inception of its bankruptcy proceeding. The lawsuit sought actual damages, treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On August 12, 1996, Piper Jaffray entered into a settlement agreement with the BPCO bankruptcy trustee providing for the payment of $10.0 million in settlement of all claims against Piper Jaffray. The settlement is subject to the approval of the District Court and the Bankruptcy Court. Under the terms of the settlement agreement, Piper Jaffray would be obligated to make a $7.0 million payment on the later of September 9, 1996 or seven days after all required court approvals have been obtained. Two additional payments of $1.5 million each would be payable in September 1997 and September 1998.


D. NASDAQ Market-Maker Anti-Trust Securities Litigation and Justice Department Investigation
    Piper Jaffray had been named as a defendant in several purported class action proceedings that alleged anti-trust violations. Piper Jaffray was joined as defendant in such actions during July 1994. All actions have been consolidated under the title In re NASDAQ
    Market-Maker Anti-Trust and Securities Litigation (United States District Court, Southern District of New York ).

    The plaintiffs alleged that twenty-four defendants, including Piper Jaffray, that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of securities traded on NASDAQ. Plaintiffs further alleged that as a result of such conspiracy, NASDAQ spreads were larger than spreads for stocks traded on the New York Stock Exchange and the American Stock Exchange. The purported class consisted of all persons in the United States are current customers and who bought or sold securities through NASDAQ within four years prior to the filing of the complaints. Plaintiffs sought treble damages of an unspecified amount.

    On July 17, 1996, while denying any wrongdoing, the Company joined in a settlement agreement with twenty-three other NASDAQ dealers, resolving the U.S. Department of Justice Investigation of the NASDAQ stock market. Piper Jaffray cooperated fully with the Justice Department's investigation. Terms of the settlement call for the defendants to implement certain policies and procedures intended to address the concerns raised by the Department of Justice.

    Additionally, the Securities and Exchange Commission is also conducting an investigation of NASDAQ market making activities and has requested the production of information and documents from Piper Jaffray in connection with that investigation.

PART II.   OTHER INFORMATION:

Item 6.    Exhibits and Reports on Form 8-K

   (a)Exhibits

      11 - Statement Regarding Computation of Per Share Earnings.

      27 - Financial Data Schedule (filed electronically).

   (b)Reports on Form 8-K

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

      On June 21, 1996, the Company filed a report on Form 8-K announcing the agreement in principle to settle purported class action litigation brought on behalf of shareholders of several closed-end funds managed by Piper Capital.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PIPER JAFFRAY COMPANIES INC.
                                      (Registrant)





Dated August 14, 1996        /s/ Deborah K. Roesler
                             DEBORAH K. ROESLER
                             Chief Financial Officer and Managing Director


Dated August 14, 1996        /s/ William H. Ellis
                             WILLIAM H. ELLIS
                             President

                          PIPER JAFFRAY COMPANIES INC.

               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q


Exhibit         Description of Exhibit                       Form of Filing
- -------         -----------------------                      ---------------

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


27    Financial Data Schedule                                 Electronic
                                                              transmission

                                                                      Exhibit 11


                       PIPER JAFFRAY COMPANIES INC.

             STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                 (In Thousands, Except Per Share Amounts)
                               (Unaudited)

                                 Three Months Ended    Nine Months Ended
                                       June 30,            June 30,
                                  1996       1995      1996      1995

PRIMARY NET INCOME (LOSS) PER SHARE:

Net income (loss)                 $(1,514)  $13,095   $ 2,846  $(19,529)
                                  =======   =======   =======  ========
Average number of common and common equivalent shares outstanding:

   Average common shares
      outstanding                  18,140    17,425    17,875    17,239
   Dilutive effect of CSE's:
      Book value plan options           -       212       184         -
      Executive incentive stock
        options                         -       301       268         -
                                      ---      ---        ---       ---
                                   18,140   17,938     18,327    17,239

Primary net income (loss) per share $(.08)   $ .73      $ .16    $(1.13)
                                    =====    =====      =====    ======

NET INCOME (LOSS) PER SHARE
   ASSUMING FULL DILUTION:

Net income (loss)                 $(1,514)  $13,095   $ 2,846  $(19,529)
                                  =======   =======   =======  ========
Average number of common and common equivalent shares outstanding:

   Average common shares
     outstanding                   18,140    17,425    17,875    17,239
   Dilutive effect of CSE's:
      Book value plan options           -       224       184         -
      Executive incentive stock
        options                         -       371       268         -
                                      ---       ---      ---        ---
                                   18,140    18,020    18,327    17,239

Fully diluted net income
  (loss) per share                  $(.08)     $.73     $ .16    $(1.13)
                                    =====      ====     =====    ======