Form 10-K
period 1996-09-30
PIPER JAFFRAY COMPANIES INC
filed 1996-12-26
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and
                          Exchange Act of 1934

              For the fiscal year ended September 30, 1996

                                   or

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

Common Stock, par value $1.00 per share          New York Stock Exchange
                                                  Chicago Stock Exchange

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

As of November 29, 1996, 18,202,349 shares of common stock were issued and outstanding, and the aggregate market value of the shares of common stock held by non-affiliates was approximately $137,976,000 (based upon the closing price on the New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE

      Item                                  Document of Reference
PART II

Item 5. Market for Registrant's         "Market Prices and Dividends Per
      Common Equity and Related         Share" from the Annual Report to
      Shareholder Matters               Shareholders for the fiscal year
                                        ended September 30, 1996 (the
                                        "1996 Annual Report")

Item 6. Selected Financial Data         "Financial Summary" from the
                                        1996 Annual Report

Item 7. Management's Discussion and     "Management's Financial Discussion"
      Analysis of Financial Condition   from the 1996 Annual Report
      and Results of Operation

Item 8. Financial Statements and        "Consolidated Financial Statements"
      Supplementary Data                and "Summary of Quarterly Results"
                                        from the 1996 Annual Report

PART III

Item 10. Directors and Executive       "Election  of  Directors" on pages 2-3
         Officers of the Registrant     and "Compliance with Reporting Require-
                                        ments"  on page  12 of the  Registrant's
                                        definitive   Proxy   Statement  for  the
                                        Annual Meeting of Shareholders to be held on January 22, 1997 (the "1997
                                        Proxy Statement") and to be filed within 120 days after the Registrant's fiscal year ended September 30, 1996

Item 11. Executive Compensation         "Executive  Compensation" on pages 6-10
                                        of the 1997 Proxy Statement

Item 12. Security Ownership of Certain  "Equity Securities Beneficially
      Beneficial Owners and             Owned by Directors and Executive
      Management                        Officers" on page 5 of the 1997
                                        Proxy Statement

Item 13. Certain Relationships and      "Transactions with Directors and
      Transactions                      Officers" on page 12 of the 1997
                                        Proxy Statement
PART IV

Item 14.(a):

1.  Consolidated Financial Statements   "Consolidated Financial Statements"
                                        from the 1996 Annual Report to
                                        Shareholders, included in Exhibit
                                        13 filed herein

2.  Financial Statement Schedules       "Summary of Quarterly Results" from
     Selected Quarterly Financial Data  the 1996 Annual Report to
                                        Shareholders, included in Exhibit 13
                                        filed herein

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

As of September 30, 1996 Piper Jaffray had 78 retail sales offices in 17 states. Piper Jaffray is licensed as a broker/dealer in all states and Washington D.C.

Piper Capital Management Incorporated

Piper Capital, a Delaware corporation, was incorporated in 1983 and is an investment adviser registered under the Investment Advisers Act of 1940. Piper Capital furnishes investment advice to various clients, including pension and profit sharing funds, corporations and individuals. Piper Capital is also the investment adviser to 16 closed-end funds, and the Piper Funds Inc. series of 16 open-end mutual funds. As of September 30, 1996, Piper Capital's total assets under management were approximately $9.1 billion.

Piper Trust Company

Piper Trust, chartered in Minnesota in 1989, provides trust services to individuals and institutions, focusing primarily on employee benefit and personal trust services. Personal trust administrators assist individual clients in planning their estates, setting investment goals, and monitoring investment activities. Piper Trust administrators also work with institutions to provide 401(k) and other employee-directed, company-sponsored retirement plans. Piper Trust operates 13 common and collective funds and had $1.0 billion in client assets under trust as of September 30, 1996.

Premier Acceptance Corporation

Premier was incorporated in Delaware in 1988 and is an issuer of bonds which are collateralized by GNMA and FNMA certificates. As of September 30, 1996, the Company had $45.3 million of mortgage-backed bonds outstanding. The issuance of six series of mortgage-backed bonds with an aggregate original principal amount of $176.1 million and the related purchase of collateral have been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements.




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

Piper Jaffray acts as a market maker for unlisted common stocks and convertible debt securities of approximately 417 companies. As a market maker, Piper Jaffray, for its own account, generally maintains a long or short inventory position with respect to such securities and stands ready to effect purchase or sale transactions with customers and other dealers. Piper Jaffray also acts as a principal in the trading of approximately 107 listed stocks.

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

Piper Jaffray is exposed to the possibility of a loss and has the opportunity to profit as market prices of the securities in its inventory positions change. The value of the common stock and convertible debt inventory positions is primarily affected by changes in the general market for equity securities and the financial prospects of the issuers of such securities. The value of corporate fixed income, municipal and government securities inventory positions is primarily affected by changes in market interest rates. In general, Piper
Jaffray's securities inventories are maintained to meet customers' trading demands. Accordingly, it is the policy of Piper Jaffray to carry as low a level of securities inventories as is necessary to conduct customer business.


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


Employees

As of September 30, 1996, the Company, Piper Jaffray, Piper Capital and Piper Trust had 291, 2,538, 125 and 37 full-time employees, respectively. Premier has no employees. As of September 30, 1996 there were 1,223 employees of Piper Jaffray, including some officers, registered with the New York Stock Exchange as investment executives involved in Piper Jaffray's retail and institutional sales activities. Of these, 150 were located in the Company's corporate headquarters sales offices in Minneapolis.

Effective October 1, 1995, the core administrative and support services formerly housed within the Company's subsidiaries were transferred to the Company. The Company charges a management fee to its affiliates for these services based upon their respective utilization. Certain reclassifications have been made to prior year financial statements of the Company, included herein, to reflect current year presentation.

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

Piper Jaffray is subject to the Uniform Net Capital Rule (the "Rule") of the Securities and Exchange Commission and the net capital rule of the New York Stock Exchange (the "Exchange"). Piper Jaffray has elected to use the alternative method permitted by the Rule which requires that it maintain minimum net capital of 2% of aggregate debit balances arising from customer transactions. The Exchange may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital. At September 30, 1996, Piper Jaffray's net capital under the Rule was $122.8 million or 23% of aggregate debit balances.

Piper Capital is registered under the Investment Advisers Act of 1940 and is the investment adviser for investment companies regulated under the Investment Company Act of 1940. As such, Piper Capital and each of its funds are subject to annual independent audits and periodic examinations by the Securities and Exchange Commission.

Piper Capital is subject to capital requirements in several states in which it is registered as an investment adviser. Under requirements of the most restrictive state, excess net capital was $2.6 million at September 30, 1996.

As a Minnesota trust company, Piper Trust is subject to the rules and regulations of the State of Minnesota and the Minnesota Department of Commerce. Regulatory examiners conduct periodic examinations of Piper Trust.

The laws, rules and regulations of the various federal, state and other regulatory bodies to which the businesses of Piper Jaffray, Piper Capital and Piper Trust are subject are constantly changing. While management of the Company and its subsidiaries believes that they are currently in compliance in all material respects with all laws, rules and regulations applicable to its business, the effect of any such changes cannot be predicted.


Item 2. Properties

The Company currently conducts its operations through 79 retail and capital markets offices in 17 states and London, U.K. All of its offices are leased with various expiration dates through 2006. See Note 7 of the Notes to Consolidated Financial Statements filed herein for information concerning leases.


Item 3. Legal Proceedings

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in a case involving an underwriting of Bonneville Pacific Corporation by Piper Jaffray. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits, arbitrations and claims will have no material adverse effect on the consolidated financial statements.

The following actions, individually or when aggregated with similar actions, make claims for a material amount and are described in more detail below:


    Lawsuits and Arbitrations Related to Various Funds or Assets Managed by Piper Capital Management Incorporated

1.  Institutional Government Income Portfolio

a.  Lawsuits Brought by Investors in the  Institutional  Government  Income
    Portfolio.

    The following actions have been brought by investors in the Institutional Government Income Portfolio, managed by Piper Capital Management Incorporated (Piper Capital). Plaintiffs in these actions requested exclusion from a previously settled consolidated class action, In re Piper Funds Inc. Institutional Government Income Portfolio (United States District Court, District of Minnesota) ("PJIGX action"). The PJIGX action had included claims based on allegations of misrepresentation and improper management. The Court granted final approval to the settlement of the consolidated class action on December 14, 1995. The claims alleged in the following actions are similar to the claims which had been alleged in the PJIGX action.

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



2.  Adjustable Rate Term Trusts

a. The following action has been brought by an investor in the Adjustable Rate Term Trusts. Plaintiff in this action requested exclusion from a previously settled consolidated class action, Gordon et al. v. American Adjustable Rate Term Trust 1996 et al. The Court granted final approval to the settlement of the consolidated class action on August 23, 1996, and the effective date of the settlement was September 23, 1996.

    Willis Short, II v. Piper Jaffray Inc. and Piper Capital Management Incorporated (Superior Court of California, County of San Diego.)

    Plaintiff served a complaint on October 11, 1996 alleging common law claims for fraud, breach of contract, breach of fiduciary duty and negligence. Plaintiff seeks to recover in excess of $500,000 in compensatory damages and punitive damages.

b. Arbitration Claims Brought by Investors in Adjustable Rate Term Trusts and Other Funds

    The following arbitrations have been brought by investors in the Adjustable Rate Term Trusts and other funds. Claimants in these arbitrations requested exclusion from the previously settled consolidated class action, Gordon, et al. v. American Adjustable Rate Term Trust 1996, et al.

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

    Robert M. Matthews,  Sue B. Matthews,  Trustee, and Jean Myers v. Piper
    Jaffray  and  Stephen  Driever   (National   Association  of  Securities
    Dealers Arbitration).

    Claim filed November 18, 1996. Claimant seeks to recover in excess of $31,645.

3. American Strategic Income Portfolio Inc. I, II, and III (ASP, BSP and CSP, respectively), American Select Portfolio Inc. (SLA), American Opportunity Income Fund Inc. (OIF), American Government Income Fund Inc. (AGF), American Government Income Portfolio Inc. (AAF) and other named funds.

a. The following actions have been brought by investors in one or more of the above-mentioned funds.

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

    Plaintiff Nelson, an investor in BSP, filed a putative class action lawsuit on June 28, 1995. Nelson also was an investor in OIF, and filed a second putative class action lawsuit on July 12, 1995. On September 7, 1995, Plaintiffs Nelson, et al. filed an Amended Complaint alleging claims against eight funds and various individuals and entities, which included many of the allegations contained in the previous two putative class action lawsuits, as well as new allegations. By Order filed October 5, 1995, the Court consolidated the two putative class action lawsuits. Plaintiffs filed a Second Amended Complaint on February 5, 1996, and a Third Amended Complaint on June 4, 1996. Plaintiffs seek to represent a global class of persons who purchased shares in the eight funds during the period May 25, 1988 through May 1, 1995, as well as certain subclasses.

    With respect to some or all of the subclasses, Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act of 1933 (Securities Act); Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (Securities Exchange Act) and Rule 10b-5 promulgated thereunder; Sections 13(a), 34(b), and 36(b) of the Investment Company Act; certain subsections of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), 18 U.S.C. ss. 1962 based on alleged predicate acts of mail fraud, wire fraud, interstate transportation of money obtained through fraud, and fraud in the sale of securities; the Washington State Securities Act; and the Washington Consumer Protection Act. Plaintiffs may also purport to allege claims under the common law of negligent misrepresentation and breach of fiduciary duty. Under some or all of the claims, plaintiffs seek rescission or monetary damages, treble damages, attorney's fees, prejudgment interest and costs. The Third Amended Complaint does not specify a particular amount of damages sought. The defendants filed a motion to dismiss the consolidated action and a motion for summary judgment.

    The named plaintiffs and defendants have reached an agreement-in-principle on a proposed settlement. If approved by the Court, a settlement agreement consistent with the terms of the agreement-in-principle would provide $15.5 million in payments by the Company and Piper Capital over the next four years. The settlement also includes an agreement that each of AGF, AAF and OIF would offer to repurchase up to 25 percent of their outstanding shares from current shareholders at net asset value. If the discounts between net asset value and market price of these funds do not decrease to 5 percent or less within approximately two years after the effective date of the settlement, the fund boards may submit shareholder proposals to convert these funds to an open-end format, unless they determine that it is not in the shareholders' best interest to do so. Finally, the agreement stipulates that each of ASP, BSP, CSP and SLA would offer to repurchase up to 10 percent of their outstanding shares from current shareholders at net asset value.

    The Ewing Company Profit Sharing Plan v. Piper Jaffray Inc. (United States District Court, District of Idaho).

    Plaintiff, an investor in the American Adjustable Rate Term Trusts, Inc., 1995, 1996, 1997, 1998, 1999, the American Strategic Income Portfolio Inc., and the American Strategic Income Portfolio Inc.-II, filed this action on November 1, 1995. Plaintiff alleges violation of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder; violation of the Idaho Securities Act and the Idaho Consumer Protection Act; and common law fraud. Plaintiff seeks to recover principal in excess of $90,000, interest in excess of $32,000, attorneys' fees and costs and has reserved the right to seek punitive damages. Plaintiff has agreed to dismiss all claims relating to the American Adjustable Rate Term Trusts.

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

    Kenneth Schneider v. Piper Jaffray Inc. and Richard Tallent (Montana Second Judicial District Court, Silver Bow County).

    Plaintiff filed this action on April 11, 1996 based on his investment in SLA. Plaintiff alleges claims of misrepresentation and negligent misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, punitive damages, costs and attorneys' fees.

    Margaret Nagel v. Piper Jaffray Inc. and Richard Tallent (Montana Second Judicial District Court, Silver Bow County).

    Plaintiff filed this action on April 11, 1996 based on her investment in SLA. Plaintiff alleges claims of misrepresentation and negligent misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, punitive damages, costs and attorneys' fees.

    Kenneth Gennerman as Trustee of The Nicole Bowlin Trust v. Piper Jaffray Inc. (Wisconsin Circuit Court, Waukesha County)

    Plaintiff filed this action on August 7, 1996 based on his investment in OIF. Plaintiff alleges claims of negligent misrepresentation, intentional misrepresentation and strict responsibility. The Complaint seeks rescission or compensatory damages for investment of $10,000, plus interest, punitive damages and attorneys' fees and costs.

b. The following arbitration claims seek recovery by investors in one or more of the afore-mentioned closed-end funds:

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

    Mabel I. Hines v. Piper Jaffray Inc. and Robert Bliss (National Association of Securities Dealers Arbitration).

    Claim filed May 16, 1996. Claimant seeks to recover approximately $25,000.

    Thomas R. Clements v. Piper Jaffray Inc. (National Association of Securities Arbitration).

    Claim filed July 18, 1996. Claimant seeks to recover $7,275.

    Henry G. and Barbara S. Kohler Trustees FBO Calneva Development Company Inc., Combined Retirement Trust Dated 3/1/81 v. M.L. Stern & Company and Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed August 5, 1996. Claimant seeks to recover in excess of $19,984.

    Janet Hayden v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed September 3, 1996. Claimant seeks to recover in excess of $256,550.

    A.  J.  Low,  Jr.  v.  Piper  Jaffray  Inc.  (National   Association  of
    Securities Dealers Arbitration).

    Claim filed September 12, 1996. Claimant seeks to recover $10,000.

    Kenneth W. Nagel, Trustee, and Rachel J. Nagel, Trustee v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed November 18, 1996. Claimants seek to recover $10,000.

4.  Managers Intermediate Mortgage Fund

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

    On December 14, 1995, plaintiff served an Amended Complaint alleging that defendants Piper Jaffray Inc., Piper Capital and Worth Bruntjen (the "Piper Defendants") violated Sections 11, 12(2) and 15 of the Securities Act;
    Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; Section 13(a)(3) of the Investment Company Act; and engaged in common law fraud. Plaintiff seeks rescission and monetary damages, plus prejudgment interest, punitive damages if appropriate, and attorneys' fees and costs. The Amended Complaint does not specify an amount of damages sought. The Piper Defendants filed a motion to dismiss the claims against them in the Amended Complaint.

    The named plaintiff and defendants have reached an agreement-in-principle on a proposed settlement. If approved by the Court and a sufficiently large percentage of the putative class members, a settlement agreement consistent with the terms of the agreement-in-principle would provide to class members up to a total of $1.5 million collectively from The Managers Funds, L.P. and Piper Capital on the effective date of the settlement.

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

    According to the Complaint filed on October 26, 1995, plaintiff First Commercial Trust Company is an investor in the Managers Short Government Fund, the Managers Intermediate Mortgage Fund, and the Managers Short and Intermediate Bond Fund. Piper Capital was the portfolio asset manager for the Managers Short Government Fund and the Managers Intermediate Bond Fund, which are generally managed by The Managers Funds, L.P. Based on the allegations in the Complaint, plaintiff appears to fall within the definition of the proposed classes in both the Hosea/Kopelman and Fleck actions described above.

    Plaintiff alleges that the Company, Piper Capital and Bruntjen (the "Piper Defendants"), engaged in fraud, fraudulent concealment, breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, civil conspiracy, negligent interference with contractual relations, violation of the Connecticut Unfair and Deceptive Trade Practices Act, and violation of the Connecticut Securities Act. Plaintiff seeks compensatory damages in an unspecified amount, punitive damages, attorneys' fees, interest and costs. The Piper Defendants have joined a motion brought by other defendants to dismiss the Complaint or alternatively to stay the action.

    In a declaratory action filed on October 26, 1995 in the United States District Court, District of Connecticut, the Piper Defendants, along with The Managers Funds, L.P., The Managers Funds and related persons and entities seek a declaration that they bear no liability to the Plaintiff. Plaintiff has brought a motion to dismiss the declaratory action.

6.  Privately Managed Accounts

    The following arbitration claim seeks recovery for accounts managed by Piper
    Capital:

    Regents of the University of Minnesota and Ruminco, Ltd. v. Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Worth Bruntjen (National Association of Securities Dealers Arbitration).

    Claim filed November 22, 1995. Claimants seek to recover over $15 million and punitive damages. Claimants allege violation of federal and state securities laws, breach of fiduciary duty, breach of contract, negligence and violation of the Minnesota Consumer Fraud Act. Claimants' individually managed accounts included investments in derivative products.


Bonneville Pacific Corporation

    Piper Jaffray was named as one of several defendants in a lawsuit filed in the United States District Court for the District of Utah resulting from Piper Jaffray's dealings with Bonneville Pacific Corporation ("BPCO"). Other defendants include BPCO's attorneys, accountants, lenders and other investment bankers. BPCO is currently in Chapter 11 reorganization proceedings in Utah.

    The plaintiffs in the first-filed lawsuit originally brought their complaint as a purported class action relating to the $63.25 million offering of convertible subordinated debentures of BPCO in August 1989, for which Piper Jaffray was a co-managing underwriter in a syndicate led by Kidder, Peabody & Co. and secondary trading in BPCO's Common Stock from August 1989 through the inception of BPCO's bankruptcy proceeding in December 1991. The plaintiffs in their complaint alleged violations of federal and state securities laws, common law fraud and negligent misrepresentation. On March 14, 1994, the plaintiffs filed a motion to amend their complaint seeking leave to add additional parties and claims. The proposed amended complaint seeks to add claims under RICO and to expand the class period, under a common law fraud theory, to include the $22.5 million initial public offering of BPCO's Common Stock in August 1986, for which Piper Jaffray acted as the sole underwriter, and the $31 million secondary offering of BPCO's Common Stock in August 1987, for which Piper Jaffray acted as co-managing underwriter. In addition to actual damages, the proposed amended complaint also seeks treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On April 29, 1994, motions to dismiss brought by Piper Jaffray and the other underwriter defendants with respect to the plaintiffs' claims of violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, conspiracy, aiding and abetting, common-law fraud and negligent misrepresentation were granted. The judge in the case certified to the Utah Supreme Court issues related to the plaintiffs' claims under the Utah Uniform Securities Act and further denied plaintiffs' March 14, 1994 motion for leave to file an amended complaint as premature. The plaintiffs were given leave to amend all dismissed claims except the conspiracy and aiding and abetting claims under Section 10(b), which were dismissed with prejudice. By date of June 14, 1994, plaintiffs served a second amended complaint, realleging claims under Sections 11 and 15 of the Securities Act and Section 10 of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs also asserted RICO claims and claims under the Utah Uniform Securities Act, among others. On August 2, 1994, Piper Jaffray and the other defendants moved to dismiss the RICO, Securities Exchange Act and Utah Uniform Securities Act claims and that motion is pending. In an opinion filed July 5, 1996, the Utah Supreme Court held that reliance was not an element of a claim under Utah's Uniform Securities Act, but that the plaintiffs were required to establish privity with a particular defendant seller of securities in order to recover from that defendant.

    The second lawsuit was brought by the BPCO bankruptcy trustee. The lawsuit alleged conspiracy, RICO, common law fraud, breach of fiduciary duty and similar theories arising out of the activities of BPCO from 1984 through the inception of its bankruptcy proceeding. The lawsuit sought actual damages, treble damages under RICO, punitive damages, interest, costs and attorney's fees. On August 12, 1996, Piper Jaffray entered into a settlement agreement with the BPCO bankruptcy trustee providing for the payment of $10.0 million in settlement of all claims against Piper Jaffray. The settlement agreement was subsequently approved by the District Court and the Bankruptcy Court. Under the terms of the settlement agreement, Piper made a $7.0 million payment on September 9, 1996. Two additional payments of $1.5 million each are payable in September 1997 and September 1998.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                     PART II

All information required in Part II, Items 5 - 8 is contained in the 1996 Annual Report to Shareholders, incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

All  information  required  in Part III,  Items 10-13 will be  contained  in the
Registrant's   definitive  Proxy  Statement  for  the  1997  Annual  Meeting  of
Shareholders, incorporated herein by reference.

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

   Incorporated herein by reference is the 1996 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

2. Financial statement schedules:

   Schedule III - Condensed Financial Information of Registrant

   Schedules not listed above have been omitted because they are either not applicable or the required information has been given in the Consolidated Financial Statements or notes thereto.

(b)

   Reports on Form 8-K

   On March 6, 1996, the Company filed a report on Form 8-K announcing the agreements with the National Association of Securities Dealers and the Minnesota Department of Commerce related to their joint investigations of the Company's marketing and sale of the PJIGX fund.

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

  10.10Piper Jaffray  Companies  Inc. 1995  Executive  Performance  Bonus Plan
       (incorporated   by  reference   to  Appendix  A  to  the   Registrant's
       definitive Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1995, Commission File No. 1-7421).

  10.11Agreement  to  dissolve  Hercules  International  Management,   Limited
       Liability Company, between the Registrant and Midland Walwyn Capital Corporation, dated November 16, 1995.

  10.12Piper Capital Management Incorporated 1995 Phantom Stock Option Plan.

  10.13Pledge and Collateral Administration  Agreement,  between Piper Jaffray
       Inc. and Northern Trust Company, dated November 23, 1994.

  10.14Credit   Agreement,   between  Piper  Jaffray  Inc.  and  Norwest  Bank
       Minnesota, National Association, dated November 23, 1994.

  10.15Credit  Agreement,  between  Piper Jaffray Inc. and First Bank National
       Association, dated November 23, 1994.

  10.16Credit  Agreement,  between  Piper  Jaffray  Inc.  and  Northern  Trust
       Company, dated November 23, 1994.

  10.17First  Amendment to Credit  Agreement,  between  Piper Jaffray Inc. and
       Norwest Bank Minnesota, National Association, dated December 28, 1994.

  10.18First  Amendment to Credit  Agreement,  between  Piper Jaffray Inc. and
       First Bank National Association, dated December 27, 1994.

  10.19First  Amendment to Credit  Agreement,  between  Piper Jaffray Inc. and
       Northern Trust Company, dated December 23, 1994.

  10.20Second  Amendment to Credit  Agreement,  between Piper Jaffray Inc. and
       Norwest Bank Minnesota, National Association, dated November 7, 1995.

  10.21Second  Amendment to Credit  Agreement,  between Piper Jaffray Inc. and
       First Bank National Association, dated November 7, 1995.

  10.22Second  Amendment to Credit  Agreement,  between Piper Jaffray Inc. and
       Northern Trust Company, dated November 9, 1995.

  10.23Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, dated September 26, 1996.

  11   Statement Re: Computation of Per Share Earnings

  13   1996 Annual Report to Shareholders

  21   Subsidiaries of the Registrant

  23   Independent Auditors' Consent

  27   Financial Data Schedule


* Premier Acceptance Corporation has filed Registration Statements pursuant to which $900,000,000 in aggregate principal amount of mortgage-backed bonds were registered under the Securities Act. The bonds are issued in series, pursuant to series supplements and supplemental indentures referenced in Item 14(a)(3) of Premier Acceptance Corporation's Form 10-K for the fiscal year ended September 30, 1996. Norwest Bank Minnesota, National Association was appointed successor Trustee under the Indentures in 1991.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Piper Jaffray Companies Inc.
                               (Registrant)
Dated: December 20, 1996
                        By:

                        /s/ Addison Piper
                        Addison L. Piper
                        Chairman and Chief Executive Officer, and Director


                        /s/ William H. Ellis
                        William H. Ellis
                        President, and Director


                        /s/ Deborah K. Roesler
                        Deborah K. Roesler
                        Managing Director and Chief Financial Officer


                        /s/ Sandra G. Sponem
                        Sandra G. Sponem
                        Managing Director and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                 Title        Signature                 Title

/s/ Ralph W. Burnet       Director     /s/ Kathy Halbreich       Director
Ralph W. Burnet                        Kathy Halbreich


                          Director                               Director
John L. McElroy, Jr.                   Robert S. Slifka


/s/ David Stanley         Director
David Stanley


Dated:  December  20, 1996

                          INDEPENDENT AUDITORS' REPORT








Board of Directors
Piper Jaffray Companies Inc.
Minneapolis, Minnesota


We have audited the consolidated financial statements of Piper Jaffray Companies Inc. and subsidiaries as of September 30, 1996 and 1995, and for each of the three years in the period ended September 30, 1996, and have issued our report thereon dated November 6, 1996 (which includes an emphasis on a matter relating to litigation described in Note 8 of the consolidated financial statements); such consolidated financial statements and report are included in your 1996 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Piper Jaffray Companies Inc. and subsidiaries, listed in Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
November 6, 1996

                                                                    Schedule III
                          PIPER JAFFRAY COMPANIES INC.
                               Parent Company Only

                             (Dollars in thousands)

                       Condensed Statements of Operations

                             Year ended   Year ended        Year ended
                          September  30, September 30,     September 30,
                                1996          1995             1994
Revenues

  Interest income            $       36    $      839    $      460
  Land and facilities rental       1452           896           698
                                   ----           ---           ---
                                  1,488         1,735         1,158

Expenses

  Compensation                   15,240        11,176        10,872
  Interest expense                3,030            35           296
  Loss on investments               432         1,103         3,841
  Occupancy                       9,784         7,648         7,301
  Communications                  1,351           652           403
  Travel and promotional          1,364         1,178         1,774
  Professional fees               4,454         1,804         1,395
  PJIGX settlement, net               -        56,090             -
  Other operating expenses,
   including settlements         54,055        20,026         4,250
                                 ------        ------         -----
                                 89,710        99,712        30,132

Parent company management fee   (34,254)      (26,777)      (25,409)
                                -------       -------       -------
Loss before income taxes and
  equity in earnings of
  subsidiaries                  (53,968)      (71,200)       (3,565)

Income tax benefit              (21,047)      (27,468)       (1,319)
                                -------       -------        ------
Loss before equity in
  earnings of subsidiaries      (32,921)      (43,732)       (2,246)
Equity in earnings of
   subsidiaries                  40,217        29,614        27,528
                                 ------        ------        ------
Net income (loss)            $    7,296    $  (14,118)    $  25,282
                             ==========    ==========     =========

Certain reclassifications have been made to prior year financial statements to reflect current year presentation.

                                                                    Schedule III
                          PIPER JAFFRAY COMPANIES INC.
                               Parent Company Only

                             (Dollars in thousands)

                 Condensed Statements of Financial Condition

                                            September 30, September 30,
                                               1996         1995
ASSETS
  Cash                                      $        2   $       2
  Investments in subsidiaries                  228,988     194,172
  Equipment and leasehold improvements           9,975       7,015
  Firm investments, at estimated market value    2,323       3,019
  Advances to subsidiaries                       4,379      25,325
  Deferred income tax asset                     21,274      32,918
  Other assets                                  14,603          61
                                                ------       -----
                                            $  281,544   $ 262,512
                                            ==========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term borrowings                     $   30,000   $       -
  Employee compensation and benefits payable    26,238      18,821
  Federal and state income taxes payable             -      19,136
  Other liabilities and payables                58,481      68,831
                                                ------      ------
                                               114,719     106,788
  Shareholders' equity:
    Common stock                                18,198      17,565
    Additional paid-in capital                  19,432      11,902
    Retained earnings                          129,201     127,306
    Treasury stock, at cost                         (6)     (1,049)
                                                ------      ------
                                               166,825     155,724
                                               -------     -------
                                            $  281,544   $ 262,512
                                            ==========   =========


Certain reclassifications have been made to prior year financial statements to reflect current year presentation.

                                                            Schedule III
                          PIPER JAFFRAY COMPANIES INC.
                               Parent Company Only

                             (Dollars in thousands)

                       Condensed Statements of Cash Flows

                                         Year   ended   Year  ended  Year  ended
                                       September 30, September 30, September 30,
                                            1996          1995          1994

Operating Activities
Net loss (before equity in earnings
   of subsidiaries)........................ $(32,921)   $(43,732)   $ (2,246)
Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Depreciation and amortization ...........   3,022       2,101       2,157
   Deferred income taxes ...................  11,644     (32,918)         -
   Decrease (increase) in:
      Advances to (from) subsidiaries ......  20,945     (17,817)     23,028
      Firm investments .....................     696      10,078      (8,850)
   Increase (decrease) in:
      Employee compensation ................   7,417       1,198     (18,301)
      Dividends received from subsidiaries..   5,401       5,177      12,233
      Other ................................ (44,027)     85,453       2,663
                                             -------      ------       -----
        Net cash (used in) provided
         by operating activities ........... (27,823)      9,540      10,684

Investing activities:
  Other changes in investments in subsidiaries     -       2,323      (1,000)
  Net additions to equipment and leaseholds ..(5,981)     (3,902)     (4,293)
                                              ------      ------      ------
      Net cash used in investing activities ..(5,981)     (1,579)     (5,293)

Financing activities:
  Short-term borrowings ......................30,000     (10,000)     10,000
  Net common stock issued ....................12,840       7,576       1,658
  Dividends paid .............................(5,401)     (5,177)    (12,233)
  Acquisition of treasury stock ..............(3,635)       (360)     (4,816)
                                              ------        ----      ------
       Net cash used in (provided by)
          financing activities ...............33,804      (7,961)     (5,391)

Increase in cash .............................     -           -           -
Cash at beginning of year ....................     2           2           2
                                              ------     -------      ------
Cash at end of year .........................$     2    $      2    $      2
                                             =======    ========    ========

Certain reclassifications have been made to prior year financial statements to reflect current year presentation.

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

10.14 Credit Agreement, between Piper Jaffray Inc. and Norwest Bank Minnesota, National Association, dated November 23, 1994.

10.15 Credit Agreement, between Piper Jaffray Inc. and First Bank National Association, dated November 23, 1994.

10.16 Credit Agreement, between Piper Jaffray Inc. and Northern Trust Company, dated November 23, 1994.

10.17 First Amendment to Credit Agreement, between Piper Jaffray Inc. and Norwest Bank Minnesota, National Association, dated December 28, 1994.

10.18 First Amendment to Credit Agreement, between First Bank National Association, dated December 27, 1994.

10.19 First Amendment to Credit Agreement, between Northern Trust Company, dated December 23, 1994.

10.20 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and Norwest Bank Minnesota, National Association, dated November 7, 1995.

10.21 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and First Bank National Association, dated November 7, 1995.

10.22 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and Nothern Trust Company, dated November 9, 1995.

10.23    Piper Jaffray Inc.   Second   Century   Growth   Deferred Compensation
         Plan, dated September 26, 1996.                             electronic
                                                                    transmission

11       Statement Re: Computation of Per Share Earnings             electronic
                                                                    transmission

13       1996 Annual Report to Shareholders                          electronic
                                                                    transmission

21       Subsidiaries of the Registrant                              electronic
                                                                    transmission

23       Independent Auditors' Consent                               electronic
                                                                    transmission

27       Financial Data Schedule                                     electronic
                                                                    transmission

* Premier Acceptance Corporation has filed Registration Statements pursuant to which $900,000,000 in aggregate principal amount of mortgage-backed bonds were registered under the Securities Act. The bonds are issued in series pursuant to series supplements and supplemental indentures referenced in Item 14(a)(3) of Premier Acceptance Corporation's Form 10-K for the fiscal year ended September 30, 1996. Norwest Bank Minnesota, National Association was appointed successor Trustee under the Indentures in 1991.

                                                                      Exhibit 11

                          PIPER JAFFRAY COMPANIES INC.

              STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                  (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                     Year Ended      Year Ended     Year Ended
                                   Sept. 30, 1996  Sept. 30, 1995 Sept. 30, 1994

PRIMARY NET INCOME (LOSS) PER SHARE:

Net income (loss)                   $     7,296    $    (14,118)   $    25,282

Average number of common and common equivalent shares outstanding:

   Average common shares outstanding     17,953          17,300         17,455
   Dilutive effect of CSE's:
      Book value plan options               175               -            312
      Executive incentive stock options     249               -            178
                                        -------          ------         ------
                                         18,377          17,300         17,945
                                        -------          ------         ------
Primary net income (loss) per share  $      .40      $     (.82)    $     1.41
                                     ==========      ==========     ==========

NET INCOME (LOSS) PER SHARE
   ASSUMING FULL DILUTION:

Net income (loss)                    $    7,296      $  (14,118)     $  25,282

Average number of common and common equivalent shares outstanding:

   Average common shares outstanding     17,953          17,300         17,455
   Dilutive effect of CSE's:
      Book value plan options               175               -            312
      Executive incentive stock options     249               -            178
                                         ------          ------         ------
                                         18,377          17,300         17,945
                                         ------          ------         ------
Fully diluted net income (loss)
     per share                        $     .40       $    (.82)     $    1.41
                                      =========       =========      =========

                                                                      Exhibit 21


                          PIPER JAFFRAY COMPANIES INC.

                         SUBSIDIARIES OF THE REGISTRANT

                               September 30, 1996


                                                                Percentage
                                                                 of Voting
                                                 State of       Securities
Subsidiary Name                                Incorporation       Owned
---------------                                -------------       -----

Piper Jaffray Inc.                               Delaware          100%

Piper Jaffray International Inc. (a wholly       Delaware          100%
   owned subsidiary of Piper Jaffray Inc.)

Piper Capital Management Incorporated            Delaware          100%

Piper Trust Company                              Minnesota         100%

Premier Acceptance Corporation                   Delaware          100%

Piper Realty Management Incorporated             Delaware          100%

Piper Mortgage Incorporated                      Delaware          100%

Piper Jaffray Ventures, Inc.                     Delaware          100%

Piper Mortgage Acceptance Corporation            Delaware          100%

                                                                      Exhibit 23






                          INDEPENDENT AUDITORS' CONSENT





We consent to the incorporation by reference in Registration Statements No. 2-88699, No. 33-4542 and No. 33-11657 on Form S-8, of our reports dated November 6, 1996 (which includes an emphasis on a matter relating to litigation described in Note 8 of the consolidated financial statements) appearing in and incorporated by reference in the Annual Report on Form 10-K of Piper Jaffray Companies Inc. for the fiscal year ended September 30, 1996.




/s/ Deloitte & Touche LLP

Minneapolis, Minnesota
December 20, 1996