Form 10-Q
period 1996-12-31
PIPER JAFFRAY COMPANIES INC
filed 1997-02-13
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarter ended December 31, 1996     Commission file number 1-7421


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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No




As of December 31, 1996, 18,660,536 shares of the Registrant's common stock were issued and outstanding.

                          PIPER JAFFRAY COMPANIES INC.


                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number

PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements:

                         Consolidated Statements of Financial Condition       3

                         Consolidated Statements of Operations                4

                         Consolidated Statements of Cash Flows                5

                         Notes to Consolidated Financial Statements           6

              Item 2.    Management's Discussion and Analysis
                         of Financial Condition and Results of Operations     8


PART II.      OTHER INFORMATION

              Item 1.    Legal Proceedings                                   10

              Item 4.    Submission of Matters to a  Vote of Security Holders18

              Item 6.    Exhibits and Reports on Form 8-K                    19

              Signatures                                                     20

              Index of Exhibits                                              21

              Exhibits                                                       22

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PIPER JAFFRAY COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                    (In Thousands, Except Share Amounts)

                                                                December 31,   September 30,
                                                                   1996            1996
                                                              ------------- ---------------
                                                                (unaudited)
ASSETS
Cash ($1,470 and $1,863, respectively, which was required to
  be segregated under federal and other regulations) ..........   $  28,374    $  23,406
Receivable from other brokers and dealers .....................      79,540       99,686
Receivable from customers .....................................     536,152      520,489
Trading securities owned, at market ...........................     140,310      105,540
Securities purchased under agreements to resell ...............      27,441         --
Investments pursuant to mortgage-backed bonds .................      43,923       44,064
Office equipment and leasehold improvements, at cost less
  accumulated depreciation of $55,095 and $52,546, respectively      30,263       30,185
Deferred income tax asset .....................................      21,546       21,215
Other assets ..................................................      80,986       79,155
                                                                  =========    =========
                                                                  $ 988,535    $ 923,740
                                                                  =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings .........................................     218,841      183,320
Checks and drafts payable .....................................      70,788       70,628
Payable to other brokers and dealers ..........................     127,599      109,776
Payable to customers ..........................................     130,468      160,930
Securities sold under agreements to repurchase ................      21,137         --
Trading securities sold, but not yet purchased, at market .....      48,643       27,472
Mortgage-backed bonds payable .................................      44,855       45,333
Employee compensation and related taxes .......................      57,048       81,740
Federal and state income taxes ................................       4,615         --
Other accounts payable and accrued expenses ...................      89,508       77,716
                                                                  ---------    ---------
                                                                    813,502      756,915

Shareholders' Equity
  Preferred stock, $1 par value; authorized, 300,000 shares;
    none issued and outstanding ...............................        --           --
  Common stock, $1 par value; authorized, 40,000,000 shares;
    18,661,387 and 18,197,725 issued, respectively ............      18,661       18,198
Additional paid-in capital ....................................      26,729       19,432
Retained earnings .............................................     129,656      129,201
Less treasury stock, at cost; 851 and 467 shares, respectively          (13)          (6)
                                                                  ---------    ---------
                                                                    175,033      166,825
                                                                  =========    =========
                                                                  $ 988,535    $ 923,740
                                                                  =========    =========

       See accompanying notes to consolidated financial statements.

=========================================================================

                          PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                               Three Months Ended
                                            ----------- -----------
                                            December 31, December 31,
                                                1996        1995
                                            ----------- ------------

REVENUES:
  Commissions ..............................   $ 46,415   $ 42,646
  Profits on principal transactions ........     43,994     40,915
  Investment banking .......................     20,937     25,023
  Interest .................................     12,290      9,480
  Asset management fees ....................      8,905      9,574
  Other ....................................      6,288      4,888
                                               --------   --------
      Total revenues .......................    138,829    132,526

EXPENSES:
  Employee compensation ....................     86,036     81,486
  Floor brokerage and clearance ............      2,260      2,104
  Interest .................................      6,155      3,043
  Occupancy and equipment ..................      9,417      8,140
  Communications ...........................      5,546      4,798
  Travel and promotional ...................      4,251      3,618
  Other operating expense ..................     22,181     18,429
                                               --------   --------
      Total expenses .......................    135,846    121,618
                                               --------   --------

Income before income taxes .................      2,983     10,908

Income taxes ...............................      1,163      4,254
                                               ========   ========

Net income .................................   $  1,820   $  6,654
                                               ========   ========

Net income per common and common equivalent
  share (primary and fully diluted) ........   $    .10   $    .37
Weighted average number of common and common
  equivalent shares outstanding ............     18,846     18,037

Dividends per share ........................   $   .075   $   .075




              See accompanying notes to consolidated financial statements

                          PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                             Three months ended
                                                            --------------------
                                                          December 31, December 31,
                                                              1996         1995
                                                          ------------------------
Operating activities:
Net income ..............................................   $   1,820    $   6,654
Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation amortization .............................       2,556        1,773
  Deferred income taxes .................................        (331)       8,151
  (Increase) decrease in:
    Net receivable from customer ........................     (46,125)     (39,454)
    Net trading securities ..............................     (13,599)     (23,619)
    Net repurchase agreements ...........................      (6,304)        --
    Other ...............................................       9,968        3,835
  Increase (decrease) in:
    Net payable to other brokers and dealers ............      37,969      (74,054)
    Checks and drafts payable ...........................         160       18,074
    Employee compensation ...............................     (24,692)        (917)
    Federal and state income taxes payable ..............       4,615      (19,136)
                                                            ---------    ---------
       Net cash used in operating activities ............     (33,963)    (118,693)

Financing activities:
Net change in:
  Short-term borrowings .................................      35,521      130,301
  Mortgage-backed bonds payable .........................        (478)      (1,188)
  Investments and funds pursuant to mortgage-backed bonds         141        1,138
Payments made on capitalized lease obligations ..........        --           (358)
Net common stock issued .................................       9,102        1,153
Treasury shares repurchased .............................      (1,349)         (99)
Dividends paid ..........................................      (1,365)      (1,316)
                                                            ---------    ---------
       Net cash provided by financing activities: .......      41,572      129,631

Net cash used for purchase of office equipment and
   leasehold improvements ...............................      (2,641)      (2,618)
                                                            ---------    ---------

Net increase in cash ....................................       4,968        8,320
Cash at beginning of period .............................      23,406       17,345
                                                            =========    =========
Cash at end of period ...................................   $  28,374    $  25,665
                                                            =========    =========

Supplemental  disclosure  of cash flow  information:
Cash paid during the three months ended for:
  Interest                                                  $   5,442    $   2,904
  Income taxes                                              $  16,833    $  18,346


              See accompanying notes to consolidated financial statements.

============================================================================



                          PIPER JAFFRAY COMPANIES INC.

                          NOTES TO FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1996. The results of operations for the three months ended December 31, 1996, are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated statement of financial condition as of December 31, 1996 and the other consolidated financial information for the period ended December 31, 1996 and 1995, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

Net income per common and common equivalent share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding, which includes the dilutive effect of all outstanding stock options.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based
Compensation. The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provision of SFAS No. 123 in fiscal 1997 as required.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. In December 1996, SFAS No. 127 was issued, which defers for one year the effective date of SFAS No.125 for secured borrowing, repurchase agreements, dollar-roll, securities lending, and certain similar transactions. The Company will evaluate adoption of SFAS No. 125 as required.

2.   NET CAPITAL REQUIREMENTS

At December 31, 1996, Piper Jaffray Inc. (Piper Jaffray), the Company's broker-dealer subsidiary, had net capital under applicable regulations of $121.7 million or 22% of aggregate debit balances and $110.8 million in excess of the minimum required net capital.




3.   LITIGATION AND CONTINGENCIES

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital Management Incorporated (Piper Capital), the Company's asset management subsidiary. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in a case involving an underwriting for Bonneville Pacific Corporation by Piper Jaffray. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits, arbitrations and claims will have no material adverse effect on the consolidated financial statements.


4.   SHAREHOLDERS' EQUITY

During the three months ended December 31, 1996, 105,000 shares of the Company's common stock were repurchased by the Company, leaving a total of 647,500 shares available for repurchase pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations. As of December 31, 1996, 851 shares of common stock were held in the treasury.

On November 5, 1996, the Board of Directors authorized the contribution of $15.4 million to the Piper Jaffray Companies ESOP for fiscal year 1996. The contribution was made 50 percent in cash and 50 percent in the Company's newly issued common stock, thus adding $7.7 million in additional shareholders' equity during the first quarter of fiscal 1997.

On January 21, 1997, the Board of Directors of the Company, at its regularly scheduled meeting, declared a quarterly dividend of 7.5 cents per share of common stock, payable March 11, 1997, to shareholders of record on February 25, 1997.




( in thousands, except share and per share amounts)
                                                                  Additional                                    Total
                                          Common Stock             Paid-In       Retained     Treasury     Shareholders'
                                       Shares         Amount        Capital       Earnings       Stock          Equity
                                  --------------- ------------- -------------- ------------- ------------ -----------------

Balances at Sept. 30, 1995 ....    17,500,254    $    17,566    $    11,901    $   127,306   $    (1,049)   $   155,724
  Net income ..................                                                      7,296                        7,296
  Net stock issued pursuant to
    employee benefit plans ....       979,504            632          7,531                        4,678         12,841
  Cash dividends-$.30 per share                                                     (5,401)                      (5,401)
  Treasury stock acquired .....      (282,500)                                                    (3,635)        (3,635)
                                  -----------    -----------    -----------    -----------   -----------    -----------
Balance at Sept. 30, 1996 .....    18,197,258         18,198         19,432        129,201            (6)       166,825

  Net income ..................                                                      1,820                        1,820
  Net stock issued pursuant to
    employee benefit plans ....       568,278            463          7,297                        1,343          9,103
  Cash dividend-$.075 per share                                                     (1,365)       (1,365)
  Treasury stock acquired .....      (105,000)                                                    (1,350)        (1,350)
                                  ===========    ===========    ===========    ===========   ===========    ===========
Balance at Dec. 31, 1996 ......    18,660,536    $    18,661    $    26,729    $   129,656   $       (13)   $   175,033
                                  ===========    ===========    ===========    ===========   ===========    ===========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1996.

OPERATIONS

Revenues for the quarter ended December 31, 1996 were $138.8 million, a 5% increase over the same period of the prior year. The Company recorded net income of $1.8 million or $.10 per share for the quarter ended December 31, 1996 versus net income of $6.7 million and $.37 per share a year earlier.

Commissions and profits on principal transactions increased 9% and 8%, respectively, over the prior year's first quarter results, but were partially offset by a decrease in equity underwriting revenues. Asset management revenue decreased 7% for the quarter ended December 31, 1996 compared to the same period in fiscal 1996 as a result of lower average assets under management by Piper Capital. Interest income was up 30% to $12.3 million for the quarter ended December 31, 1996. The increase was due to a 38% increase in average customer margin debits, partially offset by a 50 basis point decrease in average interest rates. Other income increased 29% to $6.3 million due to growth in managed accounts and increased non-product revenues.

Employee compensation, including broker compensation and employee incentives, increased by $4.6 million, or 6% as compared to the same three months of fiscal 1996, in line with increases in revenue. Interest expense doubled to $6.2 million due to increased borrowing required to fund higher customer margin debits and firm inventories as well as interest accruals for litigation settlement notes payable. Occupancy and equipment expenses increased $1.3 million or 16% over the prior year due to investment in the technology infrastructure of the branches and headquarters along with the addition or expansion of several retail offices. Other operating expenses increased over the first quarter of the prior fiscal year due to costs resulting from lawsuits and arbitrations related to various funds or assets managed by Piper Capital.

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

During fiscal 1995 and 1996 the Company entered into certain structured settlement agreements for class-action litigation relating to various funds or assets managed by Piper Capital. Payments for these agreements, which are payable over one to five years, are expected to be financed through cash from operations and available credit facilities.

The Company is currently a defendant in other lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in a case involving an underwriting for Bonneville Pacific Corporation by Piper Jaffray. The Company intends to defend, or in some cases negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits, arbitrations and claims will have no material adverse effect on the consolidated financial statements.

In the normal course of business, the Company's customer, trading and correspondent clearance activities involve the execution, settlement and financing of various securities transactions including repurchase agreements. These activities may expose the Company to off-balance sheet risk in the event the other party to the transaction is unable to fulfill its contractual obligations.

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


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Company is also a defendant in a case involving an underwriting for Bonneville Pacific Corporation by Piper Jaffray. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

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


      Lawsuits and Arbitrations Related to Various Funds or Assets Managed by Piper Capital:

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

b. Arbitrations Brought by Investors in Institutional Government Income Port-folio.

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

      Eric Wade Compton Russell v. Piper Funds Inc. Institutional Governmen Income Portfolio, Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Edwin Johnson (New York Stock Exchange Arbitration).

      Claim filed June 13, 1995. Claimant seeks to recover in excess of $37,500.

      Hart v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

      Claim filed December 28, 1995. Claimant seeks to recover in excess of $804,629.

      North Dakota State College of Science Foundation v. Piper Capital Manage-
      ment  Incorporated,  Piper Jaffray Inc.   and Piper Jaffray Companies Inc.
      (National Association of Securities Dealers Arbitration).

      Claim filed January 8, 1996. Claimant seeks to recover compensatory damages, attorneys' fees, costs and punitive damages in an unspecified amount.

      Catholic Charities of the Diocese of Winona v. Piper Jaffray Inc.(National Association of Securities Dealers Arbitration).

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



2.    Adjustable Rate Term Trusts

a. Arbitration Claims Brought by Investors in Adjustable Rate Term Trusts and Other Funds

      The following arbitrations have been brought by investors in the Adjustable Rate Term Trusts and other funds. Claimants in these arbitrations requested exclusion from the previously settled consolidated class action, Gordon, et al. v. American Adjustable Rate Term Trust 1996, et al. ("Term Trusts" action). The Term Trusts action had included claims based on allegations of violation of Sections 11, 12 (2) and 15 of the Securities Act of 1933 ("Securities Act"), violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 ("Securities Exchange Act"), and Rule 10b-5 promulgated thereunder, claims of negligent misrepresentation and breach of fiduciary duty.

      William C. Schwenck v. Piper Jaffray Inc. (National Association of Secur-ities Dealers Arbitration).

      Claim filed July 17, 1996. Claimant seeks to recover in excess of $100,000.

      David L. G. Willats and Dixie Lea Willats v. Piper Jaffray Inc.(National Association of Securities Dealers Arbitration).

      Claim filed July 25, 1996. Claimant seeks to recover in excess of $62,000.

      Robert M. Matthews, Sue B. Matthews, Trustee, and Jean Myers v. Piper Jaffray and Stephen Driever (National Association of Securities Dealers Arbitration).

      Claim filed November 18, 1996. Claimant seeks to recover in excess of $31,645.

3.    American  Strategic  Income  Portfolio Inc. I, II, and III (ASP,  BSP, and
      CSP,  respectively),  American  Select   Portfolio Inc.  (SLA),  American
      Opportunity  Income Fund (OIF),  American  Government  Income Fund Inc.
      (AGF),   American Government Income Portfolio Inc. (AAF), Americas Income
      Trust Inc. (XUS) and other named funds.   The following actions have been
      brought by investors in one or more of the above-mentioned funds.

      Gary E. Nelson, et al. v. American Strategic Income Portfolio Inc.-II, Piper Jaffray Companies Inc., Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William Ellis and Edward Kohler (United States District Court, Western District of Washington).

      Christian Fellowship Foundation Peace United Church of Christ, Rose-ville Firefighter's Relief Association, William J. and Florence B. Cohen, John and Shirley Breitner, Gary E. Nelson and Lloyd Schmidt, et al. v. American Government Income Portfolio, Inc., American Government Income Fund Inc., American Government Term Trust Inc., American Strategic
      Income Portfolio Inc.,   American  Strategic  Income  Portfolio Inc.-II,
      American Strategic  Income  Portfolio  Inc.-III,   American   Opportunity
      Income Fund Inc., American Select Portfolio Inc., Piper Jaffray Companies Inc., Piper Capital Management Inc., Piper Jaffray Inc., Worth Bruntjen, Charles Hayssen, Michael Jansen, William H. Ellis and Edward J. Kohler (United States District Court, Western District of Washington).

      Plaintiff Nelson, an investor in the BSP, filed a putative class action lawsuit on June 28, 1995. Nelson also was an investor in the OIF, and filed a second putative class action lawsuit on July 12, 1995. On September 7, 1995, Plaintiffs Nelson, et al. filed an Amended Complaint alleging claims against eight funds and various individuals and entities, which included many of the allegations contained in the previous two putative class action lawsuits, as well as new allegations. By Order filed October 5, 1995, the Court consolidated the two putative class action lawsuits. Plaintiffs filed a Second Amended Complaint on February 5, 1996, and a Third Amended Complaint on June 4, 1996. Plaintiffs seek to represent a global class of persons who purchased shares in the eight funds during the period May 25, 1988 through May 1, 1995, as well as certain subclasses.

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

      The named plaintiffs and defendants reached an agreement-in-principle on a proposed settlement July 30th, 1996. If approved by the Court, a settlement agreement consistent with the terms of the agreement-in-principle would provide $15.5 million to class members in payments by the Company and Piper Capital over the next four years. The settlement also includes an agreement that each of AGF, AAF and OIF would offer to repurchase up to 25 percent of their outstanding shares from current shareholders at net asset value. If the discounts between net asset value and market price of these funds do not decrease to 5 percent or less within approximately two years after the effective date of the settlement, the fund boards may submit shareholder proposals to convert these funds to an open-end format, unless they determine that it is not in the shareholders' best interest to do so. Finally, the agreement stipulates that each of ASP, BSP, CSP and SLA would offer to repurchase up to 10 percent of their outstanding shares from current shareholders at net asset value.

      The Ewing Company Profit Sharing Plan v. Piper Jaffray Inc. (United States District Court, District of Idaho).

      Plaintiff, an investor in the American Adjustable Rate Term Trusts, Inc., 1995, 1996, 1997, 1998, 1999, ASP, and BSP, filed this action on November 1, 1995. Plaintiff alleges violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder; violation of the Idaho Securities Act and the Idaho Consumer Protection Act; and common law fraud. Plaintiff seeks to recover principal in excess of $90,000, interest in excess of $32,000, attorneys' fees and costs and has reserved the right to seek punitive damages. Upon Stipulation of the parties, the court issued an Order, dated December 12, 1996, dismissing all claims relating to the American Adjustable Rate Term Trusts, Inc., 1996, 1997, 1998, and 1999.

      John  Darlington  and Ann   Darlington v.  Piper Jaffray Inc.  and Dick
      Tallent  (Montana  Second  Judicial  District Court, Silver Bow County).

      Plaintiff filed this action on November 1, 1995 based on his investment in CSP and XUS. Plaintiff alleges claims of breach of contract, breach of the covenant of good faith and fair dealing, fraud and misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, damages for mental and emotional distress and pain and suffering, punitive damages, and costs and attorneys' fees.

      Kenneth Schneider v. Piper Jaffray Inc. and Richard Tallent (Montana Sec-ond Judicial District Court, Silver Bow County).

      Plaintiff filed this action on April 11, 1996 based on his investment in ASP. Plaintiff alleges claims of misrepresentation and negligent misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, punitive damages, and costs and attorneys' fees.

      Margaret Nagel v. Piper Jaffray Inc. and Richard Tallent (Montana Second Judicial District Court, Silver Bow County).

      Plaintiff filed this action on April 11, 1996 based on her investment in ASP. Plaintiff alleges claims of misrepresentation and negligent misrepresentation. The Complaint seeks compensatory damages in an unspecified amount, punitive damages, and costs and attorneys' fees.

      Kenneth Gennerman as Trustee of The Nicole Bowlin Trust v. Piper Jaffray Inc. (Wisconsin Circuit Court, Waukesha County)

      Plaintiff filed this action on August 7, 1996, based on his investment in OIF. Plaintiff alleges claims of negligent misrepresentation, intentional misrepresentation and strict responsibility. The Complaint seeks rescission or compensatory damages for investment of $10,000, interest, punitive damages and attorneys' fees and costs.

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

      Kelly E. Andrews v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

      Claim filed May 10, 1996. Claimant seeks to recover approximately $24,979.

      Mabel I. Hines v. Piper Jaffray Inc. and Robert Bliss (National Assoc-iation of Securities Dealers Arbitration).

      Claim filed May 16, 1996. Claimant seeks to recover approximately $25,000.

      Henry G. and Barbara S. Kohler Trustees FBO Calneva Development Company Inc., Combined Retirement Trust Dated 3/1/81 v. M.L. Stern & Company and Piper Jaffray Inc.(National Association of Securities Dealers Arbitration)

      Claim filed August 5, 1996. Claimant seeks to recover in excess of $19,984.

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

      A. J. Low, Jr. v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

      Claim filed September 12, 1996. Claimant seeks to recover $10,000.

      Kenneth W. Nagel, Trustee, and Rachel J. Nagel, Trustee v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

      Claim filed November 18, 1996. Claimants seek to recover $10,000.

      Gary N. Cohn, GNC Enterprises Pension Plan, GNC Enterprises Profit Sharing Plan, Cohn Family Irrevocable Family Trust and Gary N. Cohn IRA v. Piper Jaffray Inc., Piper Capital Management Incorporated, Worth Bruntjen, Paul
      A. Dow, William H. Ellis, Marijo Goldstein, Jeffrey B. Griffin, Charles N. Hayssen, David B. Holden, Kevin A.Jansen, Michael P. Jansen, Susan J. Moen Klaseus, Edward J. Kohler, Addison L. Piper, Nancy Olsen, Benjamin Rinkey, David E. Rosedahl, Eric L. Siedband, John G. Wenker and Beverly J. Zimmer (National Association of Securities Dealers Arbitration).

      Claim filed December 19, 1996. Claimants seek to recover in excess of $169,786 and/or rescission.

4.    Managers Intermediate Mortgage Fund

      Florence R. Hosea, Bobby W. Hosea, Getrud B. D ale and Peter M. Dale, Andrew Poffel and Diane Poffel as tenants by the Entireties, Myrone Barone, Donna M. DiPalo, Bernard B. Geltner as IRA custodian, IRA and Bernard B. Geltner and Gail Geltner and Paul Delman v. The Managers Funds, The Managers Funds, L.P., Robert P. Watson, Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen and Managers Intermediate Mortgage Fund (United States District Court, District of Connecticut).

      Karen E.Kopelman v. The Managers Fund, The Managers Funds, L.P., Robert P. Watson, Piper Capital Management Incorporated, Piper Jaffray Inc., Worth Bruntjen and Managers Intermediate Mortgage Fund (United States District Court, District of Connecticut).

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

      Although the plaintiffs in this consolidated action allege that it has been brought as a class action, the Court has not yet determined whether a class will be certified. The defendants have filed a motion to dismiss the consolidated action in its entirety. The motion is currently pending.

5.    Managers Short Government Income Fund

a. Robert Fleck, on behalf of himself and all others similarly situated v. The Managers Funds, The Managers Funds, L.P., Piper Jaffray Inc., Piper Capital Management Incorporated, Worth Bruntjen, Evaluation Associates, Inc., Robert P. Watson, John E. Rosati, William M. Graulty, Madeline H. McWhinney, Steven J. Paggioli, Thomas R.Schneeweis and Managers Short Government Fund, F/K/A Managers Short Government Income Fund (United States District Court, District of Minnesota).

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

      On December 14, 1995, plaintiff served an Amended Complaint alleging that the Piper defendants violated Sections 11, 12(2) and 15 of the Securities Act; Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder; Section 13(a)(3) of the Investment Company Act; and engaged in common law fraud. Plaintiff seeks rescission and monetary damages, plus prejudgment interest, punitive damages if appropriate, and attorneys' fees and costs. The Amended Complaint does not specify an amount of damages sought. The Piper Defendants filed a motion to dismiss the claims against them in the Amended Complaint.

      The named plaintiff and defendants reached an agreement-in-principle on a proposed settlement on October 1, 1996. If approved by the Court and a sufficiently large percentage of the putative class members, a settlement agreement consistent with the terms of the agreement-in-principle would provide to class members up to a total of $1.5 million collectively from The Managers Funds, L.P. and Piper Capital on the effective date of the settlement.

b. Other Lawsuit Brought by Investor in the Managers Short Government Fund and the Managers Intermediate Mortgage Fund:

     First Commercial Trust Company, N.A. v. The Managers Funds, a Massachusetts Business Trust, Managers Short Government Fund, Managers Intermediate Mort-gage Fund, Managers Short and Intermediate Bond Fund, The Managers Funds, L.P., EAIMC Holdings Corporation, Evaluation Associates Holding Corpora-tion, EAI Partners, L.P., Evaluation Associates, Inc., Robert P. Watson, William W. Graulty, Madeline H. McWhinney, Steven J. Paggioli, Thomas
     R. Schneeweis, William J.Crerend, Piper Capital Management Inc., Piper Jaffray Companies Inc., Worth Bruntjen, Standish, Ayer & Wood, Inc.,
     TCW Funds  Management,  Inc.   and  TCW  Management  Company  (Connecticut
     Superior Court, Stamford/Norwalk District).

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

      Plaintiff alleges that the Company , Piper Capital and Worth Bruntjen, engaged in fraud, fraudulent concealment, breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, civil conspiracy, negligent interference with contractual relations, violation of the Connecticut Unfair and Deceptive Trade Practices Act, and violation of the Connecticut Securities Act. Plaintiff seeks compensatory damages in an unspecified amount, punitive damages, attorneys' fees, interest and costs. The Company, Piper Capital and Worth Bruntjen have joined a motion brought by other defendants to dismiss the Complaint or alternatively to stay the action.

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

6.    Privately Managed Accounts

      The following arbitration claim seeks recovery for accounts managed by Piper Capital:

     Regents of the University of Minnesota and Ruminco, Ltd. v. Piper Capital Management Incorporated, Piper Jaffray Inc., Piper Jaffray Companies Inc. and Worth Bruntjen (National Association of Securities Dealers Arbitration)

      Claim filed November 22, 1995. Claimants seek to recover over $15 million and punitive damages. Claimants allege violation of federal and state securities laws, breach of fiduciary duty, breach of contract, negligence and violation of the Minnesota Consumer Fraud Act. Claimants' individually managed accounts included investments in derivative products.

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

      A second lawsuit was brought by the BPCO bankruptcy trustee. The lawsuit alleged conspiracy, RICO, common law fraud, breach of fiduciary duty and similar theories arising out of the activities of BPCO from 1984 through the inception of its bankruptcy proceeding. The lawsuit sought actual damages, treble damages under RICO, punitive damages, interest, costs and attorney's fees. On August 12, 1996, Piper Jaffray entered into a settlement agreement with the BPCO bankruptcy trustee providing for the payment of $10.0 million in settlement of all claims against Piper Jaffray. The settlement agreement was subsequently approved by the District Court and the Bankruptcy Court. Under the terms of the settlement agreement, Piper made a $7.0 million payment on September 9, 1996. Two additional payments of $1.5 million each are payable in September 1997 and September 1998.


Item 4. Submission of Matters to a Vote of Security Holders

The following matters were approved by shareholders at the Company's Annual Meeting of Shareholders held on January 22, 1997:

1. Election of Directors

                                                             Authority
            Director                          For             Withheld
            ------------------------- --------------- ---------------------
            Ralph W. Burnet               15,615,543          1,538,643
            Andrew S. Duff                15,659,586          1,494,600
            William H. Ellis              15,369,858          1,784,328
            Kathy Halbreich               14,952,456          2,201,730
            Addison L. Piper              15,533,071          1,621,115
            Robert S. Slifka              15,622,025          1,532,161
            David Stanley                 15,013,597          2,140,589


2. Proposal to approve the amendments to the Piper Jaffray Companies Inc. Stock Investment Plan.
                               For                      13,462,005
                               Against                     885,360
                               Abstain                     820,747


Item 6.    Exhibits and Reports on Form 8-K

    (a)    Exhibits

          10 - Material  Contracts:  Loan  Agreement  between  Piper  Jaffray
               Companies Inc. and First Bank National Association, dated August 27, 1996.

           11 - Statement Regarding Computation of Per Share Earnings.

           27 - Financial Data Schedule-EDGAR version only(filed electronically)

    (b)    Reports on Form 8-K
          The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PIPER JAFFRAY COMPANIES INC.
                                 (Registrant)





Dated: February 13, 1997   /s/ Deborah K. Roesler
                           DEBORAH K. ROESLER
                           Chief Financial Officer and
                               Managing Director


Dated: February 13, 1997   /s/ William H. Ellis
                           WILLIAM H. ELLIS
                           President

                          PIPER JAFFRAY COMPANIES INC.

               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q


Exhibit   Description of Exhibit                                  Form of Filing

10        Material Contract: Loan agreement between Piper Jaffray    Electronic
          Companies Inc. and First Bank National Association,      transmission
          dated August 27, 1996.

11        Statement Regarding Computation of Per Share Earnings.     Electronic
                                                                   transmission


27        Financial Data Schedule (EDGAR version only).              Electronic
                                                                   transmission