Form 10-Q
period 1997-03-31
PIPER JAFFRAY COMPANIES INC
filed 1997-05-14
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   March 31, 1997         Commission file number   1-7421
                        --------------                                --------



                         PIPER JAFFRAY COMPANIES INC.
            (Exact name of Registrant as specified in its charter)


 Delaware                                                             41-1233380
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


 Piper Jaffray Tower,     222 South 9th Street,   Minneapolis, Minnesota   55402
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code   612-342-6000



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



As of March 31, 1997, 18,675,057 shares of the Registrant's common stock were issued and outstanding.

                         PIPER JAFFRAY COMPANIES INC.


                              TABLE OF CONTENTS
                                                                   Page
                                                                  Number

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidated Statements of Financial Condition       3

                 Consolidated Statements of Operations                4

                 Consolidated Statements of Cash Flows                5

                 Notes to Consolidated Financial Statements           6

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations     8


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                   10

         Item 6. Exhibits and Reports on Form 8-K                    18

         Signatures                                                  19

         Index of Exhibits                                           20

         Exhibits                                                    21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         PIPER JAFFRAY COMPANIES INC.

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                     (In Thousands, Except Share Amounts)

                                                     March 31,     September 30,
                                                       1997             1996
                                                    ------------  ------------
ASSETS                                              (unaudited)
Cash  ($6,710 and $1,863,  respectively,  which was
required to be segregated under federal and other    $   45,896     $   23,406
  regulations)
Receivable from other brokers and dealers                51,947         87,427
Receivable from customers                               569,572        520,489
Trading securities owned, at market                     219,183        105,540
Securities purchased under agreements to resell          50,781         12,259
Investments pursuant to mortgage-backed bonds            42,583         44,064
Office  equipment  and leasehold  improvements,
  at cost less accumulated depreciation of $57,712       30,534         30,185
  and $52,546, respectively
Deferred income tax asset                                22,117         21,215
Other assets                                             86,552         79,155
                                                    ============   ============
                                                    $ 1,119,165     $  923,740
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                   295,828        183,320
Checks and drafts payable                                50,064         70,628
Payable to other brokers and dealers                    144,306        109,776
Payable to customers                                    135,191        160,930
Securities sold under agreements to repurchase           31,984              -
Trading securities sold, but not yet purchased,
  at market                                              69,592         27,472
Mortgage-backed bonds payable                            43,482         45,333
Employee compensation and related taxes                  73,300         81,740
Federal and state income taxes                            6,852              -
Other accounts payable and accrued expenses              86,912         77,716
                                                    ------------   ------------
                                                        937,511        756,915

Shareholders' Equity
  Preferred   stock,  $1  par  value;   authorized,
    300,000 shares; none issued and outstanding              -              -
  Common   stock,   $1   par   value;   authorized,
    40,000,000 shares; 18,675,782 and                    18,676         18,198
    18,197,725 issued, respectively
Additional paid-in capital                               27,267         19,432
Retained earnings                                       135,724        129,201
Less treasury  stock,  at cost; 725 and 467 shares,         (13)            (6)
    respectively
                                                    ------------   ------------
                                                        181,654        166,825
                                                    ============   ============
                                                    $ 1,119,165     $  923,740
                                                    ============   ============

         See accompanying notes to consolidated financial statements.

                         PIPER JAFFRAY COMPANIES INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)
                                 (Unaudited)

                                    Three Months Ended          Six Months Ended
                                         March 31,                March 31,
                                 ------------------------   --------------------
                                    1997        1996          1997       1996
                                 ------------------------   --------------------
REVENUES:
  Commissions                    $    53,614 $    48,744    $ 100,029   $ 91,390
  Profits on principal                40,435      42,614       84,429     83,529
      transactions
  Investment banking                  28,990      19,929       49,927     44,952
  Interest                            12,528      10,076       24,818     19,539
  Asset management fees                9,046       9,561       17,951     19,135
  Other                                8,669       6,668       14,957     11,573
                                 ------------------------   --------------------
      Total revenues                 153,282     137,592      292,111    270,118

EXPENSES:
  Employee compensation               93,709      84,958      179,745    166,444
  Floor brokerage and clearance        2,752       2,301        5,012      4,405
  Interest                             6,144       4,386       12,299      7,429
  Occupancy and equipment             10,316       8,790       19,733     16,930
  Communications                       6,578       4,704       12,124      9,502
  Travel and promotional               6,440       4,183       10,691      7,801
  Other operating expense             15,582      32,257       37,763     50,686
                                 ------------------------   --------------------

      Total expenses                 141,521     141,579      277,367    263,197
                                 ------------------------   --------------------

Income (loss) before income           11,761      (3,987)      14,744      6,921
     taxes

Income taxes (benefit)                 4,292      (1,693)       5,455      2,561
                                 ------------------------    -------------------
Net income (loss)                  $   7,469  $   (2,294)    $  9,289   $  4,360
                                 ========================   ====================

Net income (loss) per common
and common equivalent share
(primary and fully diluted)         $   .39   $    ( .13)    $    .49    $   .24

Weighted average number of
common and common equivalent
shares outstanding                    19,323      17,947       18,994     18,235

Dividends per share                 $   .075   $    .075      $   .15    $   .15




         See accompanying notes to consolidated financial statements

                         PIPER JAFFRAY COMPANIES INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)
                                                        Six months ended
                                                           March 31,
                                                -----------------------------
                                                    1997            1996
                                                -------------   --------------
Operating activities:
Net income                                        $    9,289        $   4,360
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation amortization                            5,173            3,462
  Deferred income taxes                                 (902)          10,477
  (Increase) decrease in:
    Net receivable from customer                     (74,822)         (52,490)
    Net trading securities                           (71,523)         (49,724)
    Net repurchase agreements                         (6,538)               -
    Other                                              1,806           17,316
  Increase (decrease) in:
    Net payable to other brokers and dealers          70,010          (51,350)
    Checks and drafts payable                        (20,564)           5,192
    Employee compensation                             (8,440)          (2,728)
    Federal and state income taxes payable             6,852          (19,136)
                                                -------------   --------------
       Net cash used in operating activities         (89,659)        (134,621)

Financing activities:
Net change in:
  Short-term borrowings                              112,508          140,104
  Mortgage-backed bonds payable                       (1,851)          (5,203)
  Investments and funds pursuant to                    1,481            5,392
mortgage-backed bonds
Payments made on capitalized lease obligations             -             (422)
Net common stock issued                               11,077            9,620
Treasury shares repurchased                           (2,771)          (1,195)
Dividends paid                                        (2,766)          (2,676)
                                                -------------   --------------
       Net cash provided by financing                117,678          145,620
          activities

Net cash used for purchase of office equipment
    and leasehold improvements                        (5,529)          (5,182)
                                                -------------   --------------
Net increase in cash                                  22,490            5,817
Cash at beginning of period                           23,406           17,345
                                                =============   ==============
Cash at end of period                             $   45,896       $   23,162
                                                =============   ==============

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the six months ended for:
  Interest                                       $    11,314       $    7,615
  Income taxes                                   $   (14,207)      $   19,231


        See accompanying notes to consolidated financial statements.

                           PIPER JAFFRAY COMPANIES INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SIX MONTHS ENDED MARCH 31, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1996. The results of operations for the six months ended March 31, 1997, are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated statement of financial condition as of March 31, 1997 and the other consolidated financial information for the period ended March 31, 1997 and 1996, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

Certain reclassifications have been made to the September 30, 1996 balance sheet to conform to the classifications used in the current period. These reclassifi-cations had no effect on stockholders' equity as previously reported.

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

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share which is effective for financial statements for both interim and reporting periods ending after December 15, 1997. Early adoption of the statement is not permitted. The Company has determined that the adoption of the statement will not have a material impact on earnings per share calculations.


2. NET CAPITAL REQUIREMENTS

At March 31, 1997, Piper Jaffray Inc. (Piper Jaffray), the Company's broker-dealer subsidiary, had net capital under applicable regulations of $111.5 million or 19% of aggregate debit balances and $99.8 million in excess of the minimum required net capital.



3. LITIGATION AND CONTINGENCIES

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital Management Incorporated (Piper Capital), the Company's asset management subsidiary. In addition, management is aware of unasserted claims which may contain similar allegations. The Institutional Government Income Portfolio remains the subject of an investigation conducted by the Securities and Exchange Commission. The Company is also a defendant in a case involving an underwriting for Bonneville Pacific Corporation by Piper Jaffray. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits, arbitrations and claims will have no material adverse effect on the consolidated financial statements.


4. SHAREHOLDERS' EQUITY

During the six months ended March 31, 1997, 185,000 shares of the Company's common stock were repurchased by the Company, leaving a total of 567,500 shares available for repurchase pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations. As of March 31, 1997, 725 shares of common stock were held in the treasury.

On November 5, 1996, the Board of Directors authorized the contribution of $15.4 million to the Piper Jaffray Companies ESOP for fiscal year 1996. The contribution was made 50 percent in cash and 50 percent in the Company's newly issued common stock, thus adding $7.7 million in additional shareholders' equity during the first quarter of fiscal 1997.

On April 22, 1997, the Board of Directors of the Company, at its regularly scheduled meeting, declared a quarterly dividend of 7.5 cents per share of common stock, payable June 10, 1997, to shareholders of record on May 27, 1997.



( in thousands, except share and per share amounts)
                                               Additional                      Total
                               Common Stock     Paid-In  Retained  Treasury  Shareholders'
                           --------------------
                             Shares    Amount   Capital  Earnings    Stock     Equity
                           -------------------------------------------------------------
Balances at Sept. 30, 1995  17,500,254 $ 17,566  $ 11,901 $ 127,306 $ (1,049)  $ 155,724
  Net income                                                  7,296                7,296
  Net stock issued pursuant
   to employee benefit plans   979,504      632     7,531              4,678      12,841
  Cash dividends-$.30/share                                  (5,401)              (5,401)
  Treasury stock acquired     (282,500)                               (3,635)     (3,635)
                           -------------------------------------------------------------
Balances at Sept. 30, 1996  18,197,258   18,198    19,432   129,201       (6)    166,825

  Net income                                                  9,289                9,289
  Net stock issued pursuant
   to employee benefit plans   662,799      478     7,835              2,764      11,077
  Cash dividend-$.15/share                                   (2,766)              (2,766)
  Treasury stock acquired     (185,000)                               (2,771)     (2,771)
                           =============================================================
Balances at Mar. 31, 1997   18,675,057 $ 18,676  $ 27,267 $ 135,724  $   (13)  $ 181,654
                           =============================================================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1996.

OPERATIONS

The Company recorded revenue of $153.3 million for the quarter ended March 31, 1997, an increase of 11% over the prior year. Net income increased to $7.5 million or $.39 per share for the quarter ended March 31, 1997 versus a net loss of $2.3 million or $.13 per share a year earlier. Second quarter fiscal 1996 results included a $14.0 million settlement of class action litigation related to several closed-end funds managed by Piper Capital.

Revenues of $292.1 million for the six months ended March 31, 1997 increased 8% over the same period of the prior year, led by growth in commissions and underwriting revenues, which increased 9% and 11%, respectively. Asset management revenue decreased 6% for the six months ended March 31, 1997 compared to the same period in fiscal 1996 as a result of lower average assets under management. At March 31, 1997 Piper Capital had $9.3 billion in assets under management. Interest income was up 27% to $24.8 million for the six months ended March 31, 1997, due to a 37% increase in average customer margin debits, partially offset by a decline in average interest rates and a 21% growth in average fixed income inventories. Other income increased 29% to $15.0 million due primarily to growth in managed accounts.

Employee compensation, including broker compensation and employee incentives, increased by $13.3 million, or 8% as compared to the same six months of fiscal 1996, in line with increases in revenue. Interest expense increased $4.9 million or 66% primarily due to increased borrowing required to fund higher average customer margin debits and firm inventories. Also impacting interest expense were interest accruals for litigation settlement notes payable. Occupancy and equipment and communications expenses increased $2.8 million (17%) and $2.6 million (28%), respectively, over the prior year due primarily to significant investment in technology infrastructure of the branches and headquarters, along with the addition or expansion of several sales offices. Travel and promotional expenses increased $2.9 million or 37% resulting from an increase in institutional client-related conferences and meetings. Other expenses, which include litigation-related costs, decreased 25% versus the same period in the prior year. The six months ended March 31, 1996 included a $14.0 million settlement related to several closed-end funds managed by Piper Capital. Through six months, fiscal 1997 net income was $9.3 million or $.49 per share, as compared to net income of $4.4 million or $.24 per share one year earlier.

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

The Company is currently a defendant in other lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Institutional Government Income Portfolio remains the subject of an investigation conducted by the Securities and Exchange Commission. The Company is also a defendant in a case involving an underwriting for Bonneville Pacific Corporation by Piper Jaffray. The Company intends to defend, or in some cases negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

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

The Company utilizes financial futures contracts to hedge fixed income inventories against market interest rate fluctuations. Such transactions are subject to the same controls as all trading for the Company's own account. The Company also enters into government reverse repurchase agreements to facilitate hedging. The Company does not, and has no plans to enter into, for either hedging or speculative purposes, the following types of transactions: interest rate swaps, foreign currency contracts or significant amounts of futures, options, forwards, mortgage-backed derivatives, or other securities whose value is derived from other investment products (derivatives). The Company's investment management subsidiary, Piper Capital, manages mutual funds and other investment portfolios which do contain such derivatives.


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations. The Institutional Government Income Portfolio remains the subject of an investigation conducted by the Securities and Exchange Commission. The Company is also a defendant in a case involving an underwriting for Bonneville Pacific Corporation by Piper Jaffray. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

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

    Thomas Wexler as Trustee of the Wexler Family Trust v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed February 6, 1997. Claimant seeks to recover $1,045,000.

c.  Dispute previously severed from the PJIGX Action.

     On February 18, 1997, the United States District Court presiding over the PJIGX Action entered an order for final judgment concerning a dispute which involves Merchants Trust Company and certain of its customers whose funds were used to purchase shares of the Institutional Government Income Portfolio. The February 18, 1997 order for final judgment has been appealed to the United States Court of Appeals for the Eighth Circuit. This appeal does not affect the settlement reached with other class members.

2. American Strategic Income Portfolio Inc. I, II, and III (ASP, BSP, and CSP, respectively), American Select Portfolio Inc. (SLA), American Opportunity Income Fund (OIF), American Government Income Fund Inc. (AGF), American Government Income Portfolio Inc. (AAF), Americas Income Trust Inc.(XUS) and Other Named Funds

a. The following actions have been brought by investors in one or more of the above-mentioned funds.

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

    The named plaintiffs and defendants have executed a settlement agreement which the Court has preliminarily approved. If approved by a sufficiently large percentage of the Class and granted final approval by the Court, the settlement agreement would provide $15.5 million to class members in payments by the Company and Piper Capital over the next four years. The settlement also includes an agreement that each of AGF, AAF and OIF would offer to repurchase up to 25 percent of their outstanding shares from current shareholders at net asset value. If the discounts between net asset value and market price of these funds do not decrease to 5 percent or less within approximately two years after the effective date of the settlement, the fund boards may submit shareholder proposals to convert these funds to an open-end format, unless they determine that it is not in the shareholders' best interest to do so. Finally, the agreement stipulates that each of ASP, BSP, CSP and SLA would offer to repurchase up to 10 percent of their outstanding shares from current shareholders at net asset value.

    John Darlington and Ann Darlington v. Piper Jaffray Inc. and Dick Tallent (Montana Second Judicial District Court, Silver Bow County).

    Plaintiff filed this action on November 1, 1995 based on his investment in CSP and XUS. Plaintiff alleged claims of breach of contract, breach of the covenant of good faith and fair dealing, fraud and misrepresentation. The Court ordered the plaintiffs to arbitrate this dispute and stayed the lawsuit pending arbitration. No arbitration claim has been filed.

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

    Mabel I. Hines v. Piper Jaffray Inc. and Robert Blis (National Association of Securities Dealers Arbitration)

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

    Kenneth W. Nagel, Trustee, and Rachel J. Nagel, Trustee v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

    Claim filed November 18, 1996. Claimants seek to recover $10,000.

    Gary N. Cohn, GNC Enterprises Pension Plan, GNC Enterprises Profit Sharing Plan, Cohn Family Irrevocable Family Trust and Gary N. Cohn IRA v. Piper Jaffray Inc., Piper Capital Management Incorporated, Worth Bruntjen, Paul A. Dow, William H. Ellis, Marijo Goldstein, Jeffrey B. Griffin, Charles N. Hayssen, David B. Holden, Kevin A. Jansen, Michael P.Jansen, Susan J. Moen Klaseus, Edward J. Kohler, Addison L. Piper, Nancy Olsen, Benjamin Rinkey, David E. Rosedahl, Eric L. Siedband, John G. Wenker and Beverly J. Zimmer (National Association of Securities Dealers Arbitration).

    Claim filed December 19, 1996. Claimants seek to recover in excess of $169,786 and/or rescission.

    Curtis G. Weakly and Jean Weakly v. Piper Capital Management Incorporated and Piper Jaffray Companies Inc.(National Association of Securities Dealers Arbitration).
    Claim filed February 3, 1997. Claimants seek to recover $26,625.

3.  Managers Intermediate Mortgage Fund

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

4.  Managers Short Government Income Fund

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

    The named plaintiff and defendants have executed a settlement agreement. If approved by the Court and a sufficiently large percentage of the putative class members, the settlement agreement would provide to class members up to a total of $1.5 million collectively from The Managers Funds, L.P. and Piper Capital Management Incorporated on the Effective Date of the settlement.

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



5.  Privately Managed Accounts

    The following arbitration claim seeks recovery for accounts managed by Piper Capital Management Incorporated:

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


B.  Bonneville Pacific Corporation


    Piper Jaffray was named as one of several defendants in a lawsuit filed in the United States District Court for the District of Utah resulting from Piper Jaffray's dealings with Bonneville Pacific Corporation ("BPCO"). Other defendants include BPCO's attorneys, accountants, lenders and other investment bankers. BPCO is currently in Chapter 11 reorganization proceedings in Utah.

    The plaintiffs in the first-filed lawsuit originally brought their complaint as a purported class action relating to the $63.25 million offering of convertible subordinated debentures of BPCO in August 1989, for which Piper Jaffray was a co-managing underwriter in a syndicate led by Kidder, Peabody & Co. and secondary trading in BPCO's Common Stock from August 1989 through the inception of BPCO's bankruptcy proceeding in December 1991. The plaintiffs in their complaint alleged violations of federal and state securities laws, common law fraud and negligent misrepresentation. On March 14, 1994, the plaintiffs filed a motion to amend their complaint seeking leave to add additional parties and claims. The proposed amended complaint seeks to add claims under RICO and to expand the class period, under a common law fraud theory, to include the $22.5 million initial public offering of BPCO's Common Stock in August 1986, for which Piper Jaffray acted as the sole underwriter, and the $31 million secondary offering of BPCO's Common Stock in August 1987, for which Piper Jaffray acted as co-managing underwriter. In addition to actual damages, the proposed amended complaint also seeks treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On April 29, 1994, motions to dismiss brought by Piper Jaffray and the other underwriter defendants with respect to the plaintiffs' claims of violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, conspiracy, aiding and abetting, common-law fraud and negligent misrepresentation were granted. The judge in the case certified to the Utah Supreme Court issues related to the plaintiffs' claims under the Utah Uniform Securities Act and further denied plaintiffs' March 14, 1994 motion for leave to file an amended complaint as premature. The plaintiffs were given leave to amend all dismissed claims except the conspiracy and aiding and abetting claims under Section 10(b), which were dismissed with prejudice. By date of June 14, 1994, plaintiffs served a second amended complaint, realleging claims under Sections 11 and 15 of the Securities Act and Section 10 of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs also asserted RICO claims and claims under the Utah Uniform Securities Act, among others. On August 2, 1994, Piper Jaffray and the other defendants moved to dismiss the RICO, Securities Exchange Act and Utah Uniform Securities Act claims and that motion is pending. In an opinion filed July 5, 1996, the Utah Supreme Court held that reliance was not an element of a claim under Utah's Uniform Securities Act, but that the plaintiffs were required to establish privity with a particular defendant seller of securities in order to recover from that defendant. All discovery has been stayed in this matter. No pretrial schedule or trial date has been established.

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

C.  NASDAQ Market-Maker Anti-Trust Securities Litigation
    Piper Jaffray has been named as a defendant in several purported class action proceedings that allege anti-trust violations. Piper Jaffray was joined as defendant in such actions during July 1994. All actions have been consolidated under the title In re NASDAQ Market-Maker Anti-Trust and Securities Litigation (United States District Court, Southern District of New York ).

    The plaintiffs allege that twenty-four defendants, including Piper Jaffray, that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of securities traded on NASDAQ. Plaintiffs further allege that as a result of such conspiracy, NASDAQ spreads were larger than spreads for stocks traded on the New York Stock Exchange and the American Stock Exchange. The purported class consists of all persons in the United States who are current customers and who bought or sold securities through NASDAQ within four years prior to the filing of the complaints. Plaintiffs seek treble damages of an unspecified amount.

D.  Department of Justice NASDAQ Investigation
    On July 17, 1996, while denying any wrongdoing, the Company joined in a settlement agreement with twenty-three other NASDAQ dealers, resolving the U.S. Department of Justice Investigation of the NASDAQ stock market. Piper Jaffray cooperated fully with the Justice Department's investigation. Terms of the settlement call for the defendants to implement certain policies and procedures intended to address the concerns raised by the U.S. Department of Justice. The settlement was approved by the United States District Court for the Southern District of New York on April 22, 1997.


Item 6.     Exhibits and Reports on Form 8-K

   (a) Exhibits

       11 - Statement Regarding Computation of Per Share Earnings.

       27 - Financial Data Schedule - EDGAR version only (filed electronically).

   (b) Reports on Form 8-K
       The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended March 31, 1997.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PIPER JAFFRAY COMPANIES INC.
                                 (Registrant)





Dated: May 14, 1997              /s/ Deborah K. Roesler
                                 ----------------------
                                 DEBORAH K. ROESLER
                                 Chief Financial Officer and Managing Director


Dated: May 14, 1997              /s/ William H. Ellis
                                 --------------------
                                 WILLIAM H. ELLIS
                                 President

                          PIPER JAFFRAY COMPANIES INC.

                   INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q


Exhibit           Description of Exhibit
Form of Filing


11          Statement Regarding Computation of Per Share Earnings  Electronic
                                                                  transmission


27          Financial Data Schedule (EDGAR version only)           Electronic
                                                                  transmission

                                                                     Exhibit 11

                           PIPER JAFFRAY COMPANIES INC.

                 STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
                     (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                        Three Months Ended     Six Months Ended
                                              March 31,               March 31,
                                      --------------------   -------------------
                                        1997       1996        1997       1996
                                      ---------  ---------   ---------  --------
PRIMARY NET INCOME PER SHARE:
Net income (loss)                     $  7,469   $ (2,294)   $  9,289   $  4,360
                                      =========  =========   =========  ========

Average number of common and common
 equivalent shares outstanding:
  Average common shares outstanding 18,671 17,947 18,473 17,743 Dilutive effect of common stock equivalents:
    Book value plan options                159          -         159        193
    Executive incentive stock options      493          -         360        276
                                      ---------  ---------   ---------  --------
                                        19,323     17,947      18,992     18,212

Primary net income (loss) per share   $    .39   $  ( .13)     $  .49    $   .24
                                      =========  =========   =========  ========

NET INCOME PER SHARE ASSUMING
   FULL DILUTION:
Net income (loss)                     $  7,469   $ (2,294)    $ 9,289   $  4,360
                                     =========  =========   =========  =========

Average number of common and common
 equivalent shares outstanding:
  Average common shares outstanding 18,671 17,947 18,473 17,743 Dilutive effect of common stock equivalents:
    Book value plan options                159          -         161        197
    Executive incentive stock options      493          -         360        295
                                      ---------  ---------   ---------  --------
                                        19,323     17,947      18,994     18,235

Fully Diluted net income (loss) per   $    .39   $   (.13)     $  .49     $  .24
   share                              =========  =========   =========  ========