Form 10-Q
period 1997-06-30
PIPER JAFFRAY COMPANIES INC
filed 1997-08-14
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   June 30, 1997            Commission file number   1-7421



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



As of June 30, 1997, 18,674,056 shares of the Registrant's common stock were issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PIPER JAFFRAY COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In Thousands, Except Share Amounts)

                                                      June 30,     September 30,
                                                        1997            1996
                                                    ------------   -------------
ASSETS                                              (unaudited)
Cash  ($1,463 and $1,863,  respectively,  which
 was required to be segregated under federal and
 other regulations)                                 $    29,165     $   23,406
Receivable from other brokers and dealers               141,898         87,427
Receivable from customers                               605,384        520,489
Trading securities owned, at market                     189,935        105,540
Securities purchased under agreements to resell          43,327         12,259
Investments pursuant to mortgage-backed bonds            41,130         44,064
Office  equipment  and leasehold  improvements,
 at cost less accumulated depreciation of
 $47,385 and $52,546, respectively                       30,338         30,185
Deferred income tax asset                                23,044         21,215
Other assets                                             77,561         79,155
                                                    ------------   ------------
                                                    $ 1,181,782     $  923,740
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                   223,950        183,320
Checks and drafts payable                                56,984         70,628
Payable to other brokers and dealers                    248,340        109,776
Payable to customers                                    154,206        160,930
Securities sold under agreements to repurchase           36,142              -
Trading securities sold, but not yet purchased,
 at market                                               70,022         27,472
Mortgage-backed bonds payable                            42,004         45,333
Employee compensation and related taxes                  69,971         81,740
Federal and state income taxes                            6,365              -
Other accounts payable and accrued expenses              86,894         77,716
                                                    ------------   ------------
                                                        994,878        756,915

Shareholders' Equity
  Preferred   stock,  $1  par  value;   authorized,
   300,000 shares; none issued and outstanding                -              -
  Common   stock,   $1   par   value;   authorized,
   40,000,000 shares; 18,676,298 and 18,197,725
   issued, respectively                                  18,676         18,198
Additional paid-in capital                               27,355         19,432
Retained earnings                                       140,918        129,201
Less  treasury  stock,  at  cost;   2,242  and  467
 shares, respectively                                       (45)            (6)
                                                    ------------   ------------
                                                        186,904        166,825
                                                    ------------   ------------
                                                    $ 1,181,782     $  923,740
                                                    ============   ============

         See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                    Three Months Ended       Nine Months Ended
                                          June 30,               June 30,
                                    ---------------------  ---------------------
                                        1997      1996         1997      1996
                                    ---------------------  ---------------------
REVENUES:
  Commissions                       $ 54,603    $ 50,584   $ 154,632  $ 141,974
  Profits on principal transactions   40,185      42,026     124,614    125,555
  Investment banking                  20,306      27,830      70,233     72,782
  Interest                            13,936      10,381      38,754     29,920
  Asset management fees                9,179       9,287      27,130     28,422
  Other                                7,198       7,523      22,155     19,096
                                    ---------------------  ---------------------
      Total revenues                 145,407     147,631     437,518    417,749

EXPENSES:
  Employee compensation               88,702      93,600     268,447    260,044
  Floor brokerage and clearance        2,620       2,427       7,632      6,832
  Interest                             7,147       4,488      19,446     11,917
  Occupancy and equipment             10,948       9,258      30,681     26,188
  Communications                       5,931       5,358      18,055     14,860
  Travel and promotional               5,272       4,091      15,963     11,892
  Other operating expense             14,321      30,665      52,084     81,351
                                    ---------------------  ---------------------
      Total expenses                 134,941     149,887     412,308    413,084
                                    ---------------------  ---------------------

Income (loss) before income taxes     10,466      (2,256)     25,210      4,665

Income taxes (benefit)                 3,873        (742)      9,328      1,819
                                    ---------------------  ---------------------
Net income (loss)                   $  6,593    $ (1,514)  $  15,882  $   2,846
                                    =====================  =====================

Net income (loss) per common
and common equivalent share
(primary and fully diluted)         $    .34    $   (.08)  $     .82  $     .16

Weighted average number of
common and common equivalent
shares outstanding                    19,470      18,140      19,359     18,327

Dividends per share                 $   .075    $   .075   $    .225  $    .225




         See accompanying notes to consolidated financial statements

                          PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                      Nine months ended
                                                           June 30,
                                                ------------------------------
                                                     1997            1996
                                                --------------  --------------
Operating activities:
Net income                                       $    15,882     $      2,846
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
  Depreciation and amortization                        7,894            6,130
  Loss (gain) on disposal of fixed assets                191                -
  Deferred income taxes                               (1,829)           3,235
  (Increase) decrease in:
    Net receivable from customer                     (91,619)        (105,405)
    Net trading securities                           (41,845)         (58,203)
    Net repurchase agreements                          5,074                -
    Other                                             10,772           39,699
  Increase (decrease) in:
    Net payable to other brokers and dealers          84,093          (16,963)
    Checks and drafts payable                        (13,644)          (3,265)
    Employee compensation                            (11,769)           5,980
    Federal and state income taxes payable             6,365          (19,136)
                                                -------------   --------------
      Net cash used in operating activities          (30,435)        (145,082)

Financing activities:
Net change in:
  Short-term borrowings                               40,630          160,294
  Mortgage-backed bonds payable                       (3,329)          (7,725)
  Investments and funds pursuant to
   mortgage-backed bonds                               2,934            7,897
Payments made on capitalized lease obligations             -             (483)
Net common stock issued                               12,722           10,909
Treasury shares repurchased                           (4,360)          (2,367)
Dividends paid                                        (4,165)          (4,036)
                                                -------------   --------------
      Net cash provided by financing activities       44,432          164,489

Net cash used for purchase of office equipment
 and leasehold improvements                           (8,238)          (9,343)
                                                -------------   --------------
Net increase in cash                                   5,759           10,064
Cash at beginning of period                           23,406           17,345
                                                -------------   --------------
Cash at end of period                            $    29,165     $     27,409
                                                =============   ==============

Supplemental disclosure of cash flow information: Cash paid (refunded) during the nine months ended for:
  Interest                                       $    18,581     $     12,009
  Income taxes                                   $    (8,921)    $     19,313


         See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1996. The results of operations for the nine months ended June 30, 1997, are not necessarily indicative of the results to be expected for the year ending September 30, 1997.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated statement of financial condition as of June 30, 1997 and the other consolidated financial information for the periods ended June 30, 1997 and 1996, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

Certain reclassifications have been made to the September 30, 1996 balance sheet
to  conform  to  the   classifications   used  in  the  current  period.   These
reclassifications had no effect on shareholders' equity as previously reported.

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


2. NET CAPITAL REQUIREMENTS

At June 30, 1997, Piper Jaffray Inc. (Piper Jaffray), the Company's broker-dealer subsidiary, had net capital under applicable regulations of $131.8 million or 20% of aggregate debit balances and $118.3 million in excess of the minimum required net capital.


3. LITIGATION AND CONTINGENCIES

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital Management Incorporated (Piper Capital), the Company's asset management subsidiary. In addition, management is aware of unasserted claims which may contain similar allegations and the Institutional Government Income Portfolio, managed by Piper Capital, remains the subject of an investigation being conducted by the Securities and Exchange Commission. The Company is also a defendant in a case involving an underwriting for Bonneville Pacific Corporation by Piper Jaffray and the NASDAQ Market-Maker Anti-Trust Securities Litigation. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits, arbitrations and claims will have no material adverse effect on the consolidated financial statements.


4. SHAREHOLDERS' EQUITY

During the nine months ended June 30, 1997, 270,200 shares of the Company's common stock were repurchased by the Company, leaving a total of 482,300 shares available for repurchase pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations. As of June 30, 1997, 2,242 shares of common stock were held in the treasury.

On November 5, 1996, the Board of Directors authorized the contribution of $15.4 million to the Piper Jaffray Companies ESOP for fiscal year 1996. The contribution was made 50 percent in cash and 50 percent in the Company's newly issued common stock, thus adding $7.7 million in additional shareholders' equity during the first quarter of fiscal 1997.

On July 24, 1997, the Board of Directors of the Company, at its regularly scheduled meeting, declared a quarterly dividend of 7.5 cents per share of common stock, payable September 9, 1997, to shareholders of record on August 26, 1997.

(in thousands, except share and per share amounts)

                                             Common Stock           Additional                                     Total
                                      ---------------------------     Paid-In        Retained      Treasury     Shareholders'
                                         Shares        Amount         Capital        Earnings       Stock          Equity
                                      -------------- ------------ --------------- ------------- ------------- ----------------

Balances at Sept. 30, 1995               17,500,254    $  17,566       $  11,901     $ 127,306    $   (1,049)       $ 155,724
  Net income                                                                             7,296                          7,296
  Net stock issued pursuant to
    employee benefit plans                  979,504          632           7,531                       4,678           12,841
  Cash dividends-$.30 per share                                                         (5,401)                        (5,401)
  Treasury stock acquired                  (282,500)                                                  (3,635)          (3,635)
                                      -------------- ------------ --------------- ------------- ------------- ----------------
Balances at Sept. 30, 1996               18,197,258       18,198          19,432       129,201            (6)         166,825

  Net income                                                                            15,882                         15,882
  Net stock issued pursuant to
    employee benefit plans                  746,998          478           7,923                       4,321           12,722
  Cash dividend-$.225 per share                                                         (4,165)                        (4,165)
  Treasury stock acquired                  (270,200)                                                  (4,360)          (4,360)
                                      -------------- ------------ --------------- ------------- ------------- ----------------
Balances at June 30, 1997                18,674,056    $  18,676       $  27,355     $ 140,918    $      (45)       $ 186,904
                                      ============== ============ =============== ============= ============= ================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1996.

OPERATIONS

The Company recorded revenue of $145.4 million for the quarter ended June 30, 1997, a decrease of 1% over the prior year. Net income increased to $6.6 million or $.34 per share for the quarter ended June 30, 1997 versus a net loss of $1.5 million or $.08 per share a year earlier. Third quarter fiscal 1996 results included a pre-tax accrual of $15.5 million for proposed settlement of class action litigation related to several closed-end funds managed by Piper Capital.

Revenues of $437.5 million for the nine months ended June 30, 1997 increased 5% over the same period of the prior year, led by growth in commissions which increased 9%. Investment banking revenue decreased 4% over the prior year primarily due to the slowdown in equity underwriting activity. Asset management revenue decreased 5% for the nine months ended June 30, 1997 compared to the same period in fiscal 1996 due to a change in Piper Capital's mix of assets under management toward money market funds, which have a slightly lower fee realization. Interest income was up 30% to $38.8 million for the nine months ended June 30, 1997 due to a 26% increase in average customer margin debits and a increased growth in average fixed income inventories. Other income increased 16% to $22.0 million due primarily to growth in managed accounts.

At June 30, 1997 Piper Capital had $9.5 billion in assets under management; subsequent to June 30, 1997, Piper Capital has agreed in principal to purchase certain customer assets of Washington Square Advisers (WSA), a unit of ReliaStar Financial Corp. Piper Capital will manage the assets transferred from WSA, which currently has $2.7 billion in assets under management. This acquisition is not expected to have a material impact on the consolidated financial statements of the Company.

Excluding the impact of litigation related costs, expenses for the nine months increased at a slightly higher rate than revenues. The prior years' nine month results included two mutual fund litigation settlement charges totaling $29.5 million pre-tax related to funds or assets managed by Piper Capital.

Employee compensation, including broker compensation and employee incentives, increased by $8.4 million, or 3% as compared to the same nine months of fiscal 1996, in line with increases in revenue. Interest expense increased $7.5 million or 63% primarily due to increased borrowing required to fund higher average customer margin debits and firm inventories. Also impacting interest expense were interest accruals for litigation settlement notes payable. Occupancy and equipment and communications expenses increased $4.5 million (17%) and $3.2 million (22%), respectively, over the prior year due primarily to significant investment in technology infrastructure of the branches and headquarters, along with the addition or expansion of sales offices. Travel and promotional expenses increased $4.1 million or 34% resulting primarily from an increase in institutional client-related conferences and meetings and sales incentive trips. Through nine months, fiscal 1997 net income was $15.9 million or $.82 per share, as compared to net income of $2.8 million or $.16 per share one year earlier.

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

During fiscal 1995 and 1996 the Company entered into certain structured settlement agreements for class-action litigation relating to various funds or assets managed by Piper Capital. Payments for these agreements, which are due over one to five years, are expected to be financed through cash from operations and available credit facilities.

The Company is currently a defendant in other lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations and the Institutional Government Income Portfolio, managed by Piper Capital, remains the subject of an investigation being conducted by the Securities and Exchange Commission. The Company is also a defendant in a case involving an underwriting for Bonneville Pacific Corporation by Piper Jaffray and the NASDAQ Market-Maker Anti-Trust Securities Litigation. The Company intends to defend, or in some cases negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these various lawsuits, arbitrations and claims will not have a material adverse effect on the consolidated financial statements.

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


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is currently a defendant in lawsuits and arbitrations and is subject to regulatory inquiries related to various funds or assets managed by Piper Capital. In addition, management is aware of unasserted claims which may contain similar allegations and the Institutional Government Income Portfolio, managed by Piper Capital, remains the subject of an investigation being conducted by the United States Securities and Exchange Commission. The Company is also a defendant in a case involving an underwriting of Bonneville Pacific Corporation by Piper Jaffray and the NASDAQ Market-Maker Anti-Trust Securities Litigation. The Company intends to defend or, in some cases, negotiate to settle these actions. It is impossible to predict the outcome of these actions, and, at the present time, the effect of these actions on the consolidated financial statements cannot be determined. Accordingly, no provision for losses that may result has been recorded in the consolidated financial statements. However, the aggregate cost of litigation and any judgments, settlements or regulatory action relating to these cases could have a material adverse effect on the consolidated financial statements.

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

Actions which individually, or when aggregated with similar actions, make claims for a material amount are described in more detail below:

A. Lawsuits and Arbitrations Related to Various Funds or Assets Managed by Piper Capital Management Incorporated

1.    Institutional Government Income Portfolio

a.   Lawsuits  Brought  by  Investors  in the  Institutional  Government  Income
     Portfolio.

     The following actions have been brought by investors in the Institutional Government Income Portfolio. Plaintiffs in these actions requested exclusion from a previously settled consolidated class action, In re Piper Funds Inc. Institutional Government Income Portfolio (United States District Court, District of Minnesota) (PJIGX Action). The PJIGX Action had included claims based on allegations of misrepresentation and improper management. The claims alleged in the following actions are similar to the claims which had been alleged in the PJIGX Action.

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

     Leon J. Savoie; Savoie Wealthbuilding Account; Earl Hovey; Hovey Wealthbuilder Account; Ronald G. Ferris; Ronald G. Ferris Wealthbuilder Account; Donna L. Ferris; Donna L. Ferris Wealthbuilder Account; Herman H. Holmes; Lucille Holmes; Holmes Wealthbuilder Account; on behalf of themselves and all others similarly situated, Appellants, v. Richard J. Rodney, Jr., Plaintiff Appellee, and Piper Funds, Inc. Institutional Government Income Portfolio; Piper Capital Management, Incorporated; Piper Jaffray, Inc.; Piper Jaffray Companies, Inc.; William H. Ellis, Edward J. Kohler, Defendant Appellees. (United States Court of Appeals, Eighth Circuit).

     On February 18, 1997, the United States District Court presiding over the PJIGX Action entered an order for final judgment concerning a dispute previously severed from the remainder of the PJIGX Action. The dispute involves Merchants Trust Company and certain of its customers whose funds were used to purchase shares of the Institutional Government Income Portfolio. The February 18, 1997 order for final judgment has been appealed to the United States Court of Appeals for the Eighth Circuit. This appeal does not affect the settlement reached with other class members.

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

     Alan C. Friedberg and Jean A. Friedberg v. Piper Jaffray Inc., Piper Funds, Inc., Piper Capital Management Incorporated and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

     Claim filed June 17, 1997. Claimants seek to recover $29,624 plus interest, fees and costs.

2. American Strategic Income Portfolio Inc. I, II, and III (ASP, BSP, and CSP, respectively), American Select Portfolio Inc. (SLA), American Opportunity Income Fund (OIF), American Government Income Fund Inc. (AGF), American Government Income Portfolio Inc. (AAF), Americas Income Trust Inc. (XUS) and Other Named Funds

a. The following actions have been brought by investors in one or more of the afore-mentioned funds.

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

     Plaintiff Nelson, an investor in BSP, filed a putative class action lawsuit on June 28, 1995. Nelson also was an investor in OIF, and filed a second putative class action lawsuit on July 12, 1995. On September 7, 1995, Plaintiffs Nelson, et al. filed an Amended Complaint alleging claims against eight closed-end funds and various individuals and entities, which included many of the allegations contained in the previous two putative class action lawsuits, as well as new allegations. By Order filed October 5, 1995, the Court consolidated the two putative class action lawsuits. Plaintiffs filed a Second Amended Complaint on February 5, 1996, and a Third Amended Complaint on June 4, 1996. Plaintiffs seek to represent a global class of persons who purchased shares in the eight funds during the period May 25, 1988 through May 1, 1995, as well as certain subclasses.

     With respect to some or all of the subclasses, Plaintiffs allege violations of Sections 11, 12(2) and 15 of the Securities Act; Sections 10(b) and 20(a) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder; Sections 13(a), 34(b), and 36(b) of the Investment Company Act; certain subsections of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), 18 U.S.C. S 1962 based on alleged predicate acts of mail fraud, wire fraud, interstate transportation of money obtained through fraud, and fraud in the sale of securities; the Washington State Securities Act; and the Washington Consumer Protection Act. Plaintiffs may also purport to allege claims under the common law of negligent misrepresentation and breach of fiduciary duty. Under some or all of the claims, plaintiffs seek rescission or monetary damages, treble damages, attorney's fees, prejudgment interest and costs. The Third Amended Complaint does not specify a particular amount of damages sought. The defendants filed a motion to dismiss the consolidated action and a motion for summary judgment.

     The named plaintiffs and defendants have executed a settlement agreement, which the Court has preliminarily approved. If granted final approval by the Court, the settlement agreement would provide to class members $15.5 million in payments by Piper Jaffray Companies Inc. and Piper Capital Management Incorporated over the next four years. The settlement also includes an agreement that each of AGF, AAF and OIF would offer to repurchase up to 25 percent of their outstanding shares from current shareholders at net asset value. If the discounts between net asset value and market price of these funds do not decrease to 5 percent or less within approximately two years after the effective date of the settlement, the fund boards may submit shareholder proposals to convert these funds to an open-end format, unless they determine that it is not in the shareholders' best interest to do so. Finally, the agreement stipulates that each of ASP, BSP, CSP and SLA would offer to repurchase up to 10 percent of their outstanding shares from current shareholders at net asset value.

     A hearing for final approval of the settlement was held on July 11, 1997, and the final order for judgment is now under advisement.

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

     Kenneth W. Nagel, Trustee, and Rachel J. Nagel, Trustee v. Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

     Claim filed November 18, 1996. Claimants seek to recover $10,000.

     Gary N. Cohn, GNC Enterprises Pension Plan, GNC Enterprises Profit Sharing Plan, Cohn Family Irrevocable Family Trust and Gary N. Cohn IRA v. Piper Jaffray Inc., Piper Capital Management Incorporated, Worth Bruntjen, Paul
     A. Dow, William H. Ellis, Marijo Goldstein, Jeffrey B. Griffin, Charles N. Hayssen, David B. Holden, Kevin A. Jansen, Michael P. Jansen, Susan J. Moen Klaseus, Edward J. Kohler, Addison L. Piper, Nancy Olsen, Benjamin Rinkey, David E. Rosedahl, Eric L. Siedband, John G. Wenker and Beverly J. Zimmer (National Association of Securities Dealers Arbitration).

     Claim filed December 19, 1996. Claimants seek to recover in excess of $169,786 and/or rescission.

     Curtis G. Weakly and Jean Weakly v. Piper Capital Management Incorporated and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

     Claim filed February 3, 1997.  Claimants seek to recover $26,625.  Theodore
     F. Foster, D.O., P.C. Profit Sharing Plan, Theodore F. Foster, Trustee and Theodore F. Foster, D.O., P.C. v. Piper Jaffray Companies Inc., Piper Jaffray Inc., American Strategic Income Portfolio Inc. III and Thomas P. O'Sullivan. (National Association of Securities Dealers Arbitration).

     Claim filed May 9, 1997. Claimants seek to recover in excess of $129,000.

     Mary Hughes v. Prudential Securities, Inc. and Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

     Claim filed July 17, 1997. Claimant seeks to recover approximately $9,800.

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

     The court has granted final approval of a settlement agreement which will provide to class members up to a total of $1.5 million collectively from The Managers Funds, L.P. and Piper Capital on the Effective Date of the settlement. A hearing for final approval of the settlement was held on July 22, 1997, and the final order for judgment was entered on July 30, 1997.

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

     The plaintiffs in the first-filed lawsuit originally brought their complaint as a purported class action relating to the $63.25 million offering of convertible subordinated debentures of BPCO in August 1989, for which Piper Jaffray was a co-managing underwriter in a syndicate led by Kidder, Peabody & Co. and secondary trading in BPCO's Common Stock from August 1989 through the inception of BPCO's bankruptcy proceeding in December 1991. The plaintiffs in their complaint alleged violations of federal and state securities laws, common law fraud and negligent misrepresentation. On March 14, 1994, the plaintiffs filed a motion to amend their complaint seeking leave to add additional parties and claims. The proposed amended complaint seeks to add claims under RICO and to expand the class period, under a common law fraud theory, to include the $22.5 million initial public offering of BPCO's Common Stock in August 1986, for which Piper Jaffray acted as the sole underwriter, and the $31 million secondary offering of BPCO's Common Stock in August 1987, for which Piper Jaffray acted as co-managing underwriter. In addition to actual damages, the proposed amended complaint also seeks treble damages under RICO, punitive damages, interest, costs and attorneys' fees. On April 29, 1994, motions to dismiss brought by Piper Jaffray and the other underwriter defendants with respect to the plaintiffs' claims of violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, conspiracy, aiding and abetting, common-law fraud and negligent misrepresentation were granted. The judge in the case certified to the Utah Supreme Court issues related to the plaintiffs' claims under the Utah Uniform Securities Act and further denied plaintiffs' March 14, 1994 motion for leave to file an amended complaint as premature. The plaintiffs were given leave to amend all dismissed claims except the conspiracy and aiding and abetting claims under Section 10(b), which were dismissed with prejudice. By date of June 14, 1994, plaintiffs served a second amended complaint, realleging claims under Sections 11 and 15 of the Securities Act and Section 10 of the Securities Exchange Act and Rule 10b-5 promulgated thereunder. Plaintiffs also asserted RICO claims and claims under the Utah Uniform Securities Act, among others. On August 2, 1994, Piper Jaffray and the other defendants moved to dismiss the RICO, Securities Exchange Act and Utah Uniform Securities Act claims and that motion is pending. In an opinion filed July 5, 1996, the Utah Supreme Court held that reliance was not an element of a claim under Utah's Uniform Securities Act, but that the plaintiffs were required to establish privity with a particular defendant seller of securities in order to recover from that defendant. On May 16, 1997, plaintiffs served and filed a motion seeking leave to file a Third Amended Complaint. The proposed Third Amended Complaint contains additional statements of alleged facts but does not add new parties or new causes of action. The defendants have opposed plaintiffs' motion to amend, and the court has not yet ruled on the motion. All deposition discovery in the case remains stayed and no pretrial schedule or trial date has been established.

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

     The plaintiffs allege that thirty-eight defendants, including Piper Jaffray, that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of securities traded on NASDAQ. Plaintiffs further allege that as a result of such conspiracy, NASDAQ spreads were larger than spreads for stocks traded on the New York Stock Exchange and the American Stock Exchange. The purported class consists of all persons in the United States who are current customers and who bought or sold securities through NASDAQ within four years prior to the filing of the complaints. Plaintiffs seek treble damages of an unspecified amount.

D.   Department of Justice NASDAQ Investigation
     On July 17, 1996, while denying any wrongdoing, the Company joined in a settlement agreement with twenty-three other NASDAQ dealers, resolving the U.S. Department of Justice Investigation of the NASDAQ stock market. Piper Jaffray cooperated fully with the Justice Department's investigation. Terms of the settlement call for the defendants to implement certain policies and procedures intended to address the concerns raised by the U.S. Department of Justice. The settlement was approved by the United States District Court for the Southern District of New York on April 22, 1997. On May 21, 1997, the plaintiffs in the NASDAQ Market-Maker Anti-Trust Securities Litigation filed a Notice of Appeal with respect to the Justice Department settlement.

Item 6.     Exhibits and Reports on Form 8-K

   (a) Exhibits

       10 - Material Contracts - EDGAR version only (filed electronically).
          10.25 - Fourth Amendment to Credit Agreement and First Amendment to Pledge and Collateral Administration Agreement, dated May 9, 1997, between Piper Jaffray Inc. and Norwest Bank Minnesota, N.A.
          10.26 - Fourth Amendment to Credit Agreement and First Amendment to Pledge and Collateral Administration Agreement, dated May 9,
               1997, between Piper Jaffray Inc. and Northern Trust Company.
          10.27 - Fourth Amendment to Credit Agreement and Collateral Agreement,
               dated May 9, 1997, between Piper Jaffray Inc. and First Bank
               National Association.
          10.28 - First Amendment to Loan Agreement, dated April 1, 1997, between Piper Jaffray Companies Inc. and First Bank National Association.

       11 - Statement Regarding Computation of Per Share Earnings.

       27 - Financial Data Schedule - EDGAR version only (filed electronically).

   (b) Reports on Form 8-K
       The Company was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended June 30, 1997.

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 PIPER JAFFRAY COMPANIES INC.
                                 (Registrant)





Dated: August 14, 1997           /s/ Deborah K. Roesler
                                 DEBORAH K. ROESLER
                                 Chief Financial Officer and Managing Director


Dated: August 14, 1997           /s/ William H. Ellis
                                 WILLIAM H. ELLIS
                                 President


                                                          PIPER JAFFRAY COMPANIES INC.

                                               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q


Exhibit           Description of Exhibit                                                          Form of Filing

10                 Material Contracts (EDGAR version only).
     10.25         Fourth  Amendment  to Credit  Agreement  and First  Amendment  to Pledge  and  Electronic
                   Collateral  Administration  Agreement,  dated  May  9,  1997,  between  Piper  transmission
                   Jaffray Inc. and Norwest Bank Minnesota, N.A.
     10.26         Fourth  Amendment  to Credit  Agreement  and First  Amendment  to Pledge  and  Electronic
                   Collateral  Administration  Agreement,  dated  May  9,  1997,  between  Piper  transmission
                   Jaffray Inc. and Northern Trust Company.
     10.27         Fourth Amendment to Credit Agreement and Collateral  Agreement,  dated May 9,  Electronic
                   1997, between Piper Jaffray Inc. and First Bank National Association.          transmission
     10.28         First Amendment to Loan Agreement, dated April 1, 1997, between Piper Jaffray  Electronic
                   Companies Inc. and First Bank National Association.                            transmission

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