Form 10-K
period 1997-09-30
PIPER JAFFRAY COMPANIES INC
filed 1997-12-29
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               [X] Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities and Exchange Act of 1934

                  For the fiscal year ended September 30, 1997

                                       or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of November 28, 1997, 19,130,009 shares of common stock were issued and outstanding, and the aggregate market value of the shares of common stock held by non-affiliates was approximately $304,249,000 (based upon the closing price on the New York Stock Exchange).

DOCUMENTS INCORPORATED BY REFERENCE

              Item                                  Document of Reference
PART II

Item 5. Market for Registrant's Common         "Market Prices and Dividends Per
        Equity and Related Shareholder         Share" from the Annual Report to
        Matters                                Shareholders for the fiscal year
                                               ended September 30, 1997 (the
                                               "1997 Annual Report")included as
                                               Exhibit 13 filed herein

Item 6. Selected Financial Data                "Financial Summary" from the 1997
                                               Annual Report

Item 7. Management's Discussion and            "Management's Financial
        Analysis of Financial Condition        Discussion" from the 1997
        and Results of Operation               Annual Report

Item 8. Financial Statements and               "Consolidated Financial
        Supplementary Data                     Statements" and "Summary of
                                               Quarterly Results" from the 1997
                                               Annual Report

PART IV

Item 14.(a):

1.  Consolidated Financial Statements          "Consolidated Financial
                                               Statements" from the 1997 Annual
                                               Report

2.  Financial Statement Schedules              "Summary of Quarterly Results"
    Selected Quarterly Financial Data          from the 1997 Annual Report

PART I

Item 1. Business

Piper Jaffray Companies Inc. (the "Company"), a Delaware corporation, is a holding company which offers individual investor, investment banking, investment management and trust services through its wholly owned subsidiaries. The Company is not engaged in any business activities other than certain investing and administrative functions.

The Company's primary wholly owned subsidiaries include Piper Jaffray Inc. (Piper Jaffray), its broker/dealer subsidiary; Piper Capital Management Incorporated (Piper Capital), an asset management firm; Piper Trust Company (Piper Trust) which provides trust services to individuals and institutions; Piper Jaffray Ventures Inc. (Piper Jaffray Ventures), a private equity venture capital firm; Premier Acceptance Corporation (Premier), an issuer of mortgage-backed bonds, and other immaterial subsidiaries.

On Dec. 15, 1997, the Company and U.S. Bancorp announced that they had entered into an Agreement and Plan of Merger, dated as of December 14, 1997. The $730 million cash transaction, $37.25 per share, is expected to close in the second calendar quarter of 1998, subject to regulatory and shareholder approval.

Piper Jaffray Inc.

Piper Jaffray is a Delaware corporation organized in 1969 as the successor to a business established in 1895. Piper Jaffray is a securities broker/dealer and investment banking firm. As such, it effects transactions in listed and unlisted securities and options contracts, underwrites corporate and municipal securities, and sells mutual fund shares, U.S. government securities and other financial products and services.

Piper Jaffray is a member of the New York Stock Exchange, American Stock Exchange, Chicago Stock Exchange, National Association of Securities Dealers, National Futures Association, Cincinnati Stock Exchange, and the New York Futures Exchange.

As of September 30, 1997 Piper Jaffray had 89 retail sales offices in 17 states. Piper Jaffray is licensed as a broker/dealer in all states and Washington D.C.

Piper Capital Management Incorporated

Piper Capital, a Delaware corporation, was incorporated in 1983 and is an investment adviser registered under the Investment Advisers Act of 1940. Piper Capital furnishes investment advice to various clients, including pension and profit sharing funds, corporations and individuals. Piper Capital is also the investment adviser to 16 closed-end funds, and the Piper Funds Inc. series of 16 open-end funds. As of September 30, 1997, Piper Capital's total assets under management were approximately $12.8 billion.

Piper Trust Company

Piper Trust, chartered in Minnesota in 1989, provides trust services to individuals and institutions, focusing primarily on employee benefit and personal trust services. Personal trust administrators assist individual clients in planning their estates, setting investment goals, and monitoring investment activities. Piper Trust administrators also work with institutions to provide 401(k) and other employee-directed, company-sponsored retirement plans. Piper Trust operates 12 common and collective funds and had $1.3 billion in client assets under trust as of September 30, 1997.

Premier Acceptance Corporation

Premier was incorporated in Delaware in 1988 and is an issuer of bonds which are collateralized by GNMA and FNMA certificates. As of September 30, 1997, the company had $40.2 million of mortgage-backed bonds outstanding. The issuance of six series of mortgage-backed bonds with an aggregate original principal amount of $176.1 million and the related purchase of collateral have been accounted for financial reporting purposes as a sale. Accordingly, the assets, liabilities, interest income, and interest expense relating to these series do not appear on the financial statements.

Piper Jaffray Ventures Inc.

Piper Jaffray Ventures, a Delaware corporation, was incorporated in 1983 and organizes and manages funds for investing in promising, privately held emerging-growth companies. The company currently has health care and technology venture funds with $110 million in committed capital.

Sources of Revenues

Commissions

Piper Jaffray charges a brokerage commission when acting as agent for the purchaser or seller of a security. If the security is listed on an exchange and Piper Jaffray does not act as a principal in the security, the transaction is generally effected through an automatic execution and clearing system or Piper Jaffray's own floor brokers. If the security is traded on the over-the-counter market, Piper Jaffray generally effects the transaction directly with one of the firms making a market in that security. Piper Jaffray also acts as agent with respect to the purchase and sale of option contracts. Piper Jaffray purchases mutual fund shares at a specified discount from the price at which the shares are resold to customers. Piper Jaffray is also a distributor of Piper Capital's open-end funds.

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

Piper Jaffray acts as a market maker for unlisted common stocks and convertible debt securities of approximately 424 companies. As a market maker, Piper Jaffray, for its own account, generally maintains a long or short inventory position with respect to such securities and stands ready to effect purchase or sale transactions with customers and other dealers. Piper Jaffray also acts as a principal in the trading of approximately 143 listed stocks.

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

Asset Management

Piper Capital, as investment adviser to open-end and closed-end funds, provides each fund with advice and assistance in the selection and disposition of that fund's investments. In return, each fund pays Piper Capital monthly advisory fees generally equal to a certain percentage of the fund's average net assets. Piper Capital also serves as investment adviser for individual, institutional and fiduciary accounts.

Piper Capital effects a wide range of securities transactions in managed accounts as well as within managed open-end and closed-end funds. Certain managed accounts and funds invest in derivative and/or mortgage-backed derivative securities. The use of these and other securities in managed accounts and funds is monitored for both eligibility of type of security and limitations on amount of security in accordance with policies applicable to the particular accounts and funds, including investment management agreements and fund prospectus guidelines.

Piper Trust also generates substantially all of its revenues through a percentage fee based on the market value of total assets under management for each client's account and through fees for estate planning and custodial and fiduciary services.

Interest Income

Customers' purchases of listed and certain over-the-counter securities may be effected on either a cash or margin basis. If the purchase is made on a cash basis, full payment is due by a designated settlement date, generally three business days following the purchase date. In a margin transaction, however, Piper Jaffray lends the customer a portion of the purchase price up to limits set by the Federal Reserve Board. Such loans are collateralized by the securities purchased. These receivable amounts are funded by equity capital, bank lines of credit, and proceeds from securities lending and repurchase agreements, as well as non-interest bearing liabilities. As collateral for short-term bank borrowings, Piper Jaffray is generally permitted to use securities in a customer's margin account with a total market value of up to 140% of the amount owed to Piper Jaffray by the customer.

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

Piper Jaffray Ventures provides venture capital expertise and management specifically targeted toward emerging growth companies in specific industry sectors. Piper Jaffray Ventures earns management fees equal to a percentage of partners' committed capital.

Employees

As of September 30, 1997, the Company, Piper Jaffray, Piper Capital, Piper Trust and Piper Jaffray Ventures had 347, 2,663, 128, 36 and 6 full-time employees, respectively. Premier has no employees. As of September 30, 1997 there were 1,258 employees of Piper Jaffray, including some officers, registered with the New York Stock Exchange as investment executives involved in Piper Jaffray's retail and institutional sales activities. Of these, 167 were located in the Company's corporate headquarters sales offices in Minneapolis.

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

Piper Jaffray is subject to the Uniform Net Capital Rule (the "Rule") of the Securities and Exchange Commission and the net capital rule of the New York Stock Exchange (the "Exchange"). Piper Jaffray has elected to use the alternative method permitted by the Rule which requires that it maintain minimum net capital of 2% of aggregate debit balances arising from customer transactions. The Exchange may prohibit a member firm from expanding its business or paying cash dividends if resulting net capital would be less than 5% of aggregate debit balances. In addition, Piper Jaffray is subject to certain notification requirements related to withdrawals of excess net capital. At September 30, 1997, Piper Jaffray's net capital under the Rule was $115.6 million or 17% of aggregate debit balances.

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

Certain Piper Jaffray  Ventures  funds are Small Business  Investment  Companies
(SBIC) and are governed in accordance with the Small Business Investment Act of 1958, as amended. In addition the SBIC funds are subject to Rule 13 CFR, Parts 107 and 121, Small Business Investment Companies and Small Business Size Regulations, respectively.


Item 2. Properties

The Company currently conducts its operations through 89 retail and 17 capital markets offices in 19 states and London, U.K. All of its offices are leased with various expiration dates through 2008. See Note 8 of the Notes to Consolidated Financial Statements filed herein for information concerning leases.

The Company's current headquarters lease expires in the year 2000 and the Company has signed a letter of intent to enter into a fourteen year commitment on a new headquarters location.


Item 3. Legal Proceedings

The Company's fiscal 1997 operations included a $6.6 million pretax charge to earnings for proposed settlement of the Managers Intermediate Mortgage Fund and a related claim, an additional $24.0 million accrual for the estimated remaining costs of litigation and regulatory inquiries relating to funds or assets managed by Piper Capital and certain other litigation matters, and various other litigation-related costs. Based on these accruals along with the Company's other reserves, Management of the Company, after consultation with counsel, believes the legal procedings listed below will not have a material adverse effect on the Company's consolidated financial statements.

The Company is involved in various other lawsuits or arbitrations or threatened lawsuits or arbitrations and regulatory inquiries incidental to its securities business. Management of the Company, after consultation with counsel, believes that the resolution of these various lawsuits, arbitrations, and claims and regulatory inquiries will not have a material adverse effect on the Company's consolidated financial statements.


A. Lawsuits and Arbitrations Related to Various Funds or Assets Managed by Piper Capital Management Incorporated

I.   Institutional Government Income Portfolio

     Leon J. Savoie; Savoie Wealthbuilder Account; Earl Hovey; Hovey Wealthbuilder Account; Ronald G. Ferris; Ronald G. Ferris Wealthbuilder Account; Donna L. Ferris; Donna L. Ferris Wealthbuilder Account; Herman H. Holmes; Lucille Holmes; Holmes Wealthbuilder Account; on behalf of themselves and all others similarly situated, Appellants, v. Richard J. Rodney, Jr., Plaintiff Appellee, and Piper Funds, Inc. Institutional Government Income Portfolio; Piper Capital Management Incorporated; Piper Jaffray Inc.; Piper Jaffray Companies Inc.; William H. Ellis, Edward J. Kohler, Defendant Appellees. (United States Court of Appeals, Eighth Circuit).

     On February 18, 1997, a United States District Court presiding over a previously settled consolidated class action, In re Piper Funds Inc. Institutional Government Income Portfolio (United States District Court, District of Minnesota) (the "PJIGX Action") entered an order for final judgment concerning a dispute previously severed from the remainder of the PJIGX Action. The dispute involves Merchants Trust Company and certain of its customers whose funds were used to purchase shares of the Institutional Government Income Portfolio. The February 18, 1997 order for final judgment has been appealed to the United States Court of Appeals for the Eighth Circuit. This appeal does not affect the settlement reached with other class members.

II. American Strategic Income Portfolio Inc. I, II, and III (ASP, BSP, and CSP, respectively), American Opportunity Income Fund (OIF), American Select Portfolio Inc. (SLA) and the Americas Income Trust Inc. (XUS).

     a) The following actions have been brought by investors in one or more of the afore-mentioned funds:

     Gary E. Nelson, et al v. American Strategic Income Portfolio Inc. - II, et al. (United States District Court, Western District of Washington) (the "Nelson Class Action"). The effective date of the settlement in the Nelson Class Action was September 20, 1997. The claims alleged in the following actions are similar to the claims which had been alleged in the Nelson Class Action.

     John Darlington and Ann Darlington v. Piper Jaffray Inc. and Dick Tallent (Montana Second Judicial District Court, Silver Bow County).

     Plaintiff filed this action on November 1, 1995 based on his investment in CSP and XUS. Plaintiff alleged claims of breach of contract, breach of the covenant of good faith and fair dealing, fraud and misrepresentation. The Court ordered the plaintiffs to arbitrate this dispute and stayed the lawsuit pending arbitration. Plaintiffs have petitioned to the Montana Supreme Court for a writ of supervisory control seeking to vacate the district court's order compelling arbitration.

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

     Kenneth Gennerman as Trustee of The Nicole Bowlin Trust v. Piper Jaffray Inc. (Wisconsin Circuit Court, Waukesah County).

     Plaintiff filed this action on August 7, 1996 based on his investment in OIF. Plaintiff alleges claims of negligent misrepresentation, intentional misrepresentation and strict responsibility. The Complaint seeks rescission or compensatory damages for investment of $10,000, interest, punitive damages and attorneys' fees and costs.

     b) The following arbitration claims seek recovery by investors in one or more of the afore-mentioned closed-end funds:

     Curtis G. Weakly and Jean Weakly v. Piper Capital Management Incorporated and Piper Jaffray Companies Inc. (National Association of Securities Dealers Arbitration).

     Claim filed February 3, 1997. Claimants seek to recover $26,625.

     Theodore F. Foster, D.O., P.C. Profit Sharing Plan, Theodore F. Foster, Trustee and Theodore F. Foster, D.O., P.C., v. Piper Jaffray Companies Inc., Piper Jaffray Inc., American Strategic Income Portfolio Inc.-III and Thomas P. O'Sullivan. (National Association of Securities Dealers Arbitration).

     Claim filed May 9, 1997. Claimants seek to recover in excess of $129,000.

     Mary Hughes v. Prudential Securities, Inc. and Piper Jaffray Inc. (National Association of Securities Dealers Arbitration).

     Claim filed July 17, 1997. Claimant seeks to recover approximately $9,800.

     Barbara   Robertson  v.  Piper  Jaffray  Inc.,  Piper  Capital   Management
     Incorporated, Robert Roddy and Larry Law. (New York Stock Exchange Arbitration).

     Claim filed November 3, 1997. Claimant seeks to recover in excess of $381,197.

III. Managers Intermediate Mortgage Fund

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

     Plaintiff Hosea filed a putative class action lawsuit on September 26, 1994. Plaintiff Kopelman filed a putative class action lawsuit on November 4, 1994. By court order dated December 13, 1994, these two putative class action lawsuits were consolidated (the "Hosea/Kopelman Consolidated Action"). The plaintiffs purport to represent a class of persons who purchased shares in the Managers Intermediate Mortgage Fund ("Managers Intermediate") during the period from May 1, 1992, through June 14, 1994. Managers Intermediate is a no-load, open-end mutual fund that was generally managed by The Managers Funds, L.P. During the class period, Piper Capital was the portfolio asset manager.

     In their Amended and Restated Complaint, filed on July 19, 1995, plaintiffs alleged that defendants Piper Capital, Piper Jaffray and Worth Bruntjen (the "Piper Defendants") violated Sections 11, 12(2) and 15 of the Securities Act, Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, Sections 34(b) and 36(b) of the Investment Company Act, and that they engaged in negligent misrepresentation. Plaintiffs sought rescission or monetary damages, plus prejudgment interest, punitive damages "where appropriate," and attorneys' fees and costs.

     On October 10, 1997, the named plaintiffs and defendants entered into a settlement agreement which is subject to approval by the court and a sufficiently large percentage of class members. Pursuant to the terms of the settlement agreement, defendants collectively have agreed to pay a total amount of up to $6,942,733.66. The Piper Defendants have agreed to pay up to $4,592,220.59, consisting of up to $923,930.23 in cash and three notes, each bearing interest of six percent per annum, to be paid as follows: $1,199,908.06 six months from the settlement effective date; $1,097,058.80 to be paid twelve months from the effective date; and $1,371,323.50 to be paid eighteen months from the effective date. The settlement of this putative class action is contingent on the settlement of related actions involving claims by First Commercial Trust Company, an investor in Managers Intermediate and other funds.

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

     According  to the  Complaint  filed on October 26,  1995,  plaintiff  First
     Commercial Trust Company ("FCTC") is an investor in the Managers Short Government Fund, the Managers Intermediate Mortgage Fund, and the Managers Short and Intermediate Bond Fund. Piper Capital was the portfolio asset manager of the Managers Short Government Fund and the Managers Intermediate Bond Fund, which are generally managed by The Managers Funds, L.P.

     Plaintiff alleged that Piper Jaffray Companies Inc., Piper Capital and Bruntjen (the "Piper Defendants") engaged in fraud, fraudulent concealment, breach of contract, breach of fiduciary duty, breach of implied covenant of good faith and fair dealing, negligent misrepresentation, civil conspiracy, negligent interference with contractual relations, violation of the Connecticut Unfair and Deceptive Trade Practices Act, and violation of the Connecticut Securities Act. Plaintiff seeks compensatory damages in an unspecified amount, punitive damages, attorneys' fees, interest and costs. The Piper Defendants joined a motion brought by other defendants to dismiss the Complaint or, alternatively, to stay the action.

     In a declaratory action filed on October 26, 1995 in the United States District Court, District of Connecticut, the Piper Defendants, along with The Managers Funds, L.P., The Managers Funds and related persons and entities sought a declaration that they bear no liability to FCTC. FCTC brought a motion to dismiss the declaratory action.

     The parties have entered into a settlement agreement to resolve these matters. Pursuant to the settlement agreement, the share of the settlement to be paid by the Piper Defendants is a total of $1,995,968.75 consisting of $314,259.10 in cash and three notes, bearing simple interest of six percent per annum, to be paid as follows: $550,091.95 to be paid six months from the effective date; $502,941.20 to be paid 12 months from the effective date; $628,676.50 to be paid 18 months from the effective date. The settlement of this matter is contingent on the settlement of the related Hosea/Kopelman Consolidated Action and the settlement will not be effective until the effective date of the settlement in the Hosea/Kopelman Consolidated Action.


B. NASDAQ Market-Maker Anti-Trust Securities Litigation Piper Jaffray has been named as a defendant in several purported class action proceedings that allege anti-trust violations. Piper Jaffray was joined as defendant in such actions during July 1994. All actions have been consolidated under the title In re NASDAQ Market-Maker Anti-Trust and Securities Litigation (United States District Court, Southern District of New York ).

     The plaintiffs allege that thirty-eight defendants, including Piper Jaffray, that act as dealers on the NASDAQ computerized quotations system, conspired to raise and fix the spreads between the bid and ask prices of securities traded on NASDAQ. Plaintiffs further allege that as a result of such conspiracy, NASDAQ spreads were larger than spreads for stocks traded on the New York Stock Exchange and the American Stock Exchange. The purported class consists of all persons in the United States who are current customers and who bought or sold securities through NASDAQ within four years prior to the filing of the complaints. Plaintiffs seek treble damages of an unspecified amount.On December 23, 1997, Piper Jaffray, along with thirty-six of the remaining firms named in the suit, entered into a preliminary settlement agreement with the plaintiffs. The settlement agreement is contingent upon court approval and certain other conditions.

C. Department of Justice NASDAQ Investigation On July 17, 1996, while denying any wrongdoing, the Company joined in a settlement agreement with twenty-three other NASDAQ dealers, resolving the U.S. Department of Justice Investigation of the NASDAQ stock market. Piper Jaffray cooperated fully with the Justice Department's investigation. Terms of the settlement call for the defendants to implement certain policies and procedures intended to address the concerns raised by the U.S. Department of Justice. The settlement was approved by the United States District Court for the Southern District of New York on April 22, 1997. On May 21, 1997, the plaintiffs in the NASDAQ Market-Maker Anti-Trust Securities Litigation filed a Notice of Appeal with respect to the Justice Department settlement.


Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                         PART II

All information required in Part II, Items 5 - 8 is contained in the 1997 Annual Report to Shareholders, incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                         PART III

Item 10. Directors and Executive Officers of the Registrant

Name                                Age    Position                              Director Since
-----------------------------------------------------------------------------------------------
Addison L. Piper       (3)           51    Chairman of the Board, Chief               1977
                                           Executive Officer and President of
                                           Piper Jaffray Companies Inc.
Andrew S. Duff                       40    President of Piper Jaffray, Director       1996
Ralph W. Burnet        (1),(2),(3)   52    Director                                   1988
Christopher E. Clouser (1),(2),(3)   45    Director                                   1997
Susan E. Engel         (1),(2),(3)   51    Director                                   1997
Kathy Halbreich        (1),(2),(3)   48    Director                                   1994
Robert S. Slifka       (1),(2),(3)   56    Director                                   1988
David Stanley          (1),(3)       62    Director                                   1974
Charles N. Hayssen                   46    Chief Information Officer
Bruce C. Huber                       50    Director of Equity Capital Markets
Deborah K. Roesler                   43    Chief Financial Officer
Ross E. Rogers                       49    Director of Individual Investor
                                             Services
Thomas E. Stanberry                  43    Director of Fixed Income Capital
                                             Markets

(1) Member of the Audit Committee
(2) Member of the Executive Compensation Committee
(3) Member of the Governance Committee


Mr. Piper has been Chairman of the Board and Chief Executive Officer of the Company and of Piper Jaffray for more than five years, and President of the Company since Oct. 1997.

Mr. Duff has been the President of Piper Jaffray since January 1996. From October 1994 to January 1996, Mr. Duff served as the Director of Fixed Income Capital Markets of Piper Jaffray; from February 1993 to October 1994, Manager of Fixed Income Institutional Sales and Trading of Piper Jaffray; from January 1991 to February 1993, Manager of Institutional Fixed Income Sales of Piper Jaffray; and from August 1980 to January 1991, Investment Executive, Institutional Fixed Income Sales of Piper Jaffray.

Mr. Burnet has been Chairman and Chief Executive Officer of Burnet Financial Group (mortgage banking, insurance, title insurance and real estate brokerage) since January 1990. From May 1988 to January 1990, Mr. Burnet served as Chairman and Chief Executive Officer of Fairway International Corporation (real estate development); and from November 1983 to May 1988, as President of Merrill Lynch Realty -- Central and East Region (residential and real estate brokerage, title insurance and mortgage banking).

Mr. Clouser has been Senior Vice President of Northwest Airlines, Inc. (airline transportation) for more than five years.

Ms. Engel has been Chairman and Chief Executive Officer of Department 56, Inc. (collectibles and specialty giftware) since Sept. 1997. From Sept. 1994 to Sept. 1997, Ms. Engel was the Chief Executive Officer and President of Department 56, Inc. From Sept. 1993 to Sept. 1994, Ms. Engel served as owner of Susan Engel Consulting. From Sept. 1991 to Sept. 1993, Ms. Engel served as Chief Executive Officer and President of Champion Products, Inc., a division of Sara Lee (marketer and manufacturer of athletic apparel).

Ms. Halbreich has been Director of the Walker Art Center, Minneapolis, Minn., since March 1991. From 1988 to 1990, Ms. Halbreich served as Curator of Contemporary Art for the Museum of Fine Arts, Boston, Mass.

Mr. Slifka has been an Independent financial consultant since January 1996. From October 1992 to January 1996, Mr. Slifka served as Chief Executive Officer and President of Loan Guarantee Investment Corporation (lessor of commercial equipment under leases originated through commercial banks); from December 1986 to March 1992, as Senior Vice President of ITT Corporation (diversified manufacturer and supplier of telecommunications equipment and services, financial and insurance services and industrial and consumer products); and from March 1989 to October 1991, as Executive Vice President and Group General Manager of Commercial Financing Activities of ITT Financial Corporation.

Mr. Stanley has been Chairman and Chief Executive Officer of Payless Cashways, Inc. (building materials specialty retailer) for more than five years. Mr. Stanley is also a director of Digi International Inc. (computer hardware and software manufacturer) and Best Buy Co., Inc. (consumer electronics retailer).

Mr. Hayssen has been Chief Information Officer of the Company since January 1996. Mr. Hayssen was Chief Financial Officer from 1987 to August 1995. In addition, during 1995, he acted as Chief Operation Officer of Piper Capital Management through December 1995. Mr. Hayssen joined the Company in 1980.

Mr. Huber has been Director of Equity Capital Markets for Piper Jaffray Inc. for more than five years. Mr. Huber has held several positions since joining the Company in 1972.

Ms. Roesler has been Chief Financial Officer for the Company since August 1995. Ms. Roesler joined the Company in 1989 and served as the Company's Controller through July 1995.

Mr. Rogers has been Director of Individual Investor Services for Piper Jaffray Inc. since October 1996. From August 1995 to October 1996, Mr. Rogers was a Regional Director for Individual Investor Services. Prior to joining the Company in 1995, Mr. Rogers was Executive Vice President and Divisional Director for Smith Barney from August 1994 to July 1995. From June 1991 to July 1994, Mr. Rogers was Regional Manager at Shearson American Express.

Mr. Stanberry has been Director of Fixed Income Capital Markets of Piper Jaffray Inc. since January 1996. Prior to 1996, Mr. Stanberry was an Investment Banker for Piper Jaffray Inc. since joining the Company in 1989.

Director Compensation

For the fiscal year ended Sept. 30, 1997, each non-employee director of the Company received a fee of $23,350 for services as a director of the Company and of Piper Jaffray. All non-employee directors elected to defer all or a portion of their cash compensation until January of 1998. At that time they will receive restricted shares of the Company's common stock in lieu of cash compensation at 120% of the cash value for the portion they elected to defer.

The 1993 Piper Jaffray Companies Inc. Omnibus Stock Plan (the "Omnibus Stock Plan") provides for the nondiscretionary grant of a nonstatutory stock option to purchase 2,500 shares of common stock of the Company to each non-employee director on the date of each annual meeting of the Company's shareholders as compensation for services for the ensuing year. Non-employee directors joining the board between annual meetings are granted an option to purchase a pro-rata portion of such number of shares. All non-employee director options have an exercise price equal to the fair market value of a share of common stock on the date of grant and become fully exercisable one year after the date of grant.

Compliance With Reporting Requirements

As required by Securities and Exchange Commission rules under Section 16(a) of the Securities Exchange Act of 1934, and based solely upon review of copies of forms submitted to the Company during and with respect to the 1997 fiscal year, all reports required under Section 16(a) were filed on a timely basis.


Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table sets forth certain information concerning the compensation of the Company's chief executive officer and each of its four other most highly compensated executive officers for each of the last three fiscal years.

                                SUMMARY COMPENSATION TABLE


                                                                            Long-Term
                                                                           Compensation
                                          Annual Compensation              ------------
                              -------------------------------------------     Awards
                                                                 Other     ------------      All
                                                                Annual        Options       Other
                                 Fiscal              Bonus   Compensation   (Number of   Compensation
Name and Principal Position       Year    Salary      (1)        (2)          Shares)       (3)(4)
-------------------------------  ------  -------- ---------- ------------  ------------  ------------
Addison L. Piper                  1997   $240,000 $  720,000    $49,452       22,000        9,908
  Chairman, President and         1996    235,000  1,045,000     87,461       22,000       12,360
  Chief Executive Officer         1995    200,000    500,000     45,842       22,000       13,252
  of the Company and Chairman
  and Chief Executive Officer
  of Piper Jaffray

Andrew S. Duff                    1997    185,000    715,000    45,789        17,000        9,158
  Managing Director of the        1996    175,000    775,000    61,630        17,000       11,610
  Company and President of        1995    135,000    358,000    28,311        27,000       13,252
  Piper Jaffray

Bruce C. Huber                    1997    165,000    739,500    46,063        14,000        9,908
  Managing Director of the        1996    160,000  1,005,000    78,942        14,000       37,721
  Company and Director of         1995    135,000    611,000    47,660        14,000       13,252
  Equity Capital Markets
  of Piper Jaffray

Ross E. Rogers                    1997    165,000    710,000    49,574        27,000        9,908
  Managing Director of the        1996    140,000    406,000    31,166             -       12,360
  Company and Director of
  Individual Investor
  Services of Piper Jaffray (5)

Thomas E. Stanberry               1997    165,000    535,000    33,578        14,000        9,908
  Managing Director of the        1996    160,000    388,000    29,450        27,000       12,360
  Company and Director of         1995    135,000    320,000    21,600             -       13,252
  Fixed Income Capital
  Markets of Piper Jaffray

------------------
(1) Includes for the years indicated performance bonuses earned pursuant to the Company's executive compensation program.

(2) Includes for fiscal 1997 payments in lieu of contributions to the ESOP when the executive's recognized compensation or the executive's share of the Company's calculated contribution to the ESOP is in excess of IRS limitations.

(3) Includes for fiscal 1997 $9,158 to be contributed by the Company to the ESOP for each of the named individuals.

(4) Includes for fiscal 1997 matching contributions of $750 made by the Company to the Piper Jaffray Companies 401(k) Plan for each of the named individuals except Mr. Duff who did not receive a matching contribution

(5) Mr. Rogers was appointed to the Company's Management Committee effective Oct. 1996.


Stock Options

The following table summarizes option grants made during the fiscal year ended Sept. 30, 1997, to the executive officers named in the Summary Compensation Table.

                            OPTION GRANTS IN LAST FISCAL YEAR

                                                                Potential Realizable
                                                                      Value at
                              Percent of                       Assumed Annual Rates of
                                Total                          Stock Appreciation for
                     Options   Options                             Option Term (3)
                     Granted   Granted   Exercise Expiration  ------------------------
Name                  (1)       (2)       Price      Date          5%          10%
-------------------  ------- ----------- -------- ----------  -----------  -----------
Addison L. Piper     22,000     13.4%    $19.250  1/21/2007     $266,337     $674,950
Andrew S. Duff       17,000     10.4%    $19.250  1/21/2007      205,806      521,552
Bruce C. Huber       14,000      8.5%    $19.250  1/21/2007      169,487      429,514
Ross E. Rogers       27,000     16.5%    $19.250  1/21/2007      326,868      828,348
Thomas E. Stanberry  14,000      8.5%    $19.250  1/21/2007      169,487      429,514

------------------
(1) Options granted pursuant to the Omnibus Stock Plan. Options vest over the first year of the ten-year option term. The options were granted with an exercise price equal to the fair market value of the shares on the date of grant.

(2) Reflects the percent of options granted to employees during the fiscal year ended Sept. 30, 1997 under the Omnibus Stock Plan.

(3) Potential realized values shown above represent the potential gains based upon annual compound price appreciation of 5% and 10% from the date of grant through the full option term. The actual value realized, if any, on stock option exercises will be dependent upon overall market conditions and the future performance of the Company and its common stock. There is no assurance that the actual value realized will approximate the amounts reflected in this table.


The following table summarizes option exercises during the fiscal year ended Sept. 30, 1997, by the executive officers named in the Summary Compensation Table, and the value of their unexercised options at Sept. 30, 1997.

                     AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FISCAL YEAR-END OPTION VALUES

                                                                          Value of Unexercised
                     Number of              Number of Unexercised             In-the-Money
                       Shares             Options at Fiscal Year End  Option at Fiscal Year End(2)
                    Acquired on   Value   --------------------------  ----------------------------
                      Exercise  Realized  Unexercisable  Exercisable
Name                    (1)        (2)      (Shares)     (Shares)(3)  Unexercisable   Exercisable
------------------- ----------- --------  -------------  -----------  -------------- -------------
Addison L. Piper         3,400  $35,306       22,000       152,920       $248,875     $2,924,762
Andrew S. Duff               0        0       17,000        45,700        192,313        843,419
Bruce C. Huber               0        0       14,000        81,200        158,375      1,422,382
Ross E. Rogers               0        0       27,000             0        305,438              0
Thomas E. Stanberry          0        0       14,000        27,000        158,375        460,688

------------------
(1) Represents shares acquired upon the exercise of options granted pursuant to the Company's 1983 Book Value Stock Purchase Plan (the "Book Value Plan").

(2) Value realized and value of unexercised options for options granted pursuant to the Plan are calculated by determining the difference between the fair market value of the shares underlying the options at exercise or at Sept. 30, 1997, as applicable, and the exercise price of the options. Value realized and value of unexercised options for options granted pursuant to the Book Value Plan are calculated by determining the difference between (i) the greater of book value of the shares underlying the options or the fair market value of the freely transferable shares into which such shares are exchangeable at exercise or at Sept. 30, 1997, as applicable, and (ii) the exercise price of the options.

(3) Includes shares subject to options granted pursuant to the Book Value Plan as follows: for Mr. Piper, 8,850; Mr. Duff, 1,700; and Mr. Huber, 5,200.


Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of common stock of the Company as of Dec. 9, 1997, by each person or entity known by the Company to own beneficially more than five percent of the outstanding common stock, each director, each executive officer named in the Summary Compensation Table within Item 11 of this Form 10-K, and all directors and executive officers of the Company as a group. Except as otherwise noted below, the listed beneficial owner has sole voting and investment power with respect to such shares.

                                Number of
                                  Shares           Percent of
                               Beneficially       Outstanding
Beneficial Owner                  Owned              Shares
                                (1)(2)(3)          (1)(2)(3)
---------------------------------------------------------------
Piper Jaffray Companies ESOP    7,594,789            39.70
(the "ESOP")

Addison L. Piper                  587,293             3.04
Andrew S. Duff                     87,329                *
Bruce C. Huber                    197,798             1.03
Ross E. Rogers                     29,178                *
Thomas E. Stanberry                46,547                *
Ralph W. Burnet                    30,481                *
Christopher E. Clouser              1,200                *
Susan E. Engel                          -                *
Kathy Halbreich                     6,519                *
Robert S. Slifka                   10,519                *
David Stanley                      21,181 (4)            *
All directors and
executive officers
  as a group (13 persons)        1,195,963            6.03

------------------
* Less than 1%

(1) Includes shares held for the benefit of such persons by the ESOP as follows:
Mr. Piper,  74,747; Mr. Duff, 17,829;  Mr. Huber,  52,612; Mr. Rogers,  443; Mr.
Stanberry, 5,180; and all directors and executive Officers of the Company as a group, 224,112.

(2) Includes shares which the following persons have a right to acquire upon exercise of stock options pursuant to the Omnibus Stock Plan: Mr. Piper, 166,070; Mr. Burnet, 10,000; Mr. Duff, 61,000; Ms. Halbreich, 6,000; Mr. Huber,
90,000;  Mr. Rogers,  27,000;  Mr. Slifka,  10,000;  Mr. Stanberry,  41,000; Mr.
Stanley, 10,000; and all directors and executive officers of the Company as a group, 822,120.

(3) Includes shares which the following persons have a right to acquire upon exercise of stock options pursuant to the 1983 Book Value Stock Purchase Plan (the "Book Value Plan"): Mr. Piper, 8,850; Mr. Duff, 1,700; Mr. Huber, 5,200; Mr. Rogers, 0; Mr. Stanberry, 0; and all directors and executive officers of the Company as a group, 35,450.

(4) Does not include 1,180 shares held by a trust for the benefit of an adult child of Mr. Stanley, in which shares Mr. Stanley disclaims any beneficial interest.

On Dec. 15, 1997, the Company and U.S. Bancorp announced that they had entered into an Agreement and Plan of Merger, dated as of December 14, 1997. The $730 million cash transaction, $37.25 per share, is expected to close in the second calendar quarter of 1998, subject to regulatory and shareholder approval.

Item 13. Certain Relationships and Related Transactions

Certain directors and officers of the Company (and members of the immediate families of such persons) maintained margin accounts with Piper Jaffray during the fiscal year ended Sept. 30, 1997, and had margin account indebtedness during such year. All such indebtedness was incurred in the ordinary course of business, on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal risk of collectibility or present other unfavorable features.

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

   Incorporated herein by reference is the 1997 Annual Report to Shareholders, a copy of which is filed herewith as Exhibit 13.

2. Financial statement schedules:

   Schedule III - Condensed Financial Information of Registrant

   Schedules not listed above have been omitted because they are either not applicable or the required information has been given in the Consolidated Financial Statements or notes thereto.

(b)

   Reports on Form 8-K

   The Registrant was not required to file any reports on Form 8-K to the Securities and Exchange Commission during the quarter ended September 30, 1997.

(c)

Exhibits:

2.1 Agreement and plan of merger dated as of December 14, 1997 by and among Piper Jaffray Companies Inc., U.S. Bancorp and Cub Acquisition Corporation (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission dated December 19, 1997).

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

3.4 Order Consenting to the Withdrawal of a Registration Statement for Mortgage-Backed Bonds for Piper Mortgage Acceptance Corporation, a wholly owned subsidiary of the Registrant, filed May 2, 1997 with the Securities and Exchange Commission and Certificate of Dissolution issued June 27, 1997 from the State of Delaware.

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

10.3 1983 Book Value Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's S-8 Registration Statement dated January 30, 1987, Commission File No. 33-11657).**

10.4  Deferred Compensation Plan of the Registrant (incorporated by reference to
      Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated January 30, 1992, Commission File No. 1-7421).**

10.6 Piper Capital Management Incorporated 1988 Phantom Share Incentive Bonus Plan (incorporated by reference to Exhibit 10.6 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated February 25, 1992, Commission File No. 1-7421).**

10.7 Piper Jaffray Inc. Participating Bonus Agreement for Premier Acceptance Corporation Transactions (incorporated by reference to Exhibit 10.7 of the Registrant's Form 10-K for the fiscal year ended September 27, 1991, as amended by Form 8 dated February 25, 1992, Commission File No. 1-7421).**

10.8 1993 Omnibus Stock Plan of the Registrant (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on January 28, 1993, Commission File No. 1-7421).**

10.9 Piper Jaffray Companies Stock Investment Plan (incorporated by reference to Exhibit 4.03 of the Registrant's Form S-8 dated June 4, 1994, Commission File No. 033-53979).**

10.10 Piper Jaffray Companies Inc. 1995 Executive Performance Bonus Plan (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1995, Commission File No. 1-7421).**

10.11 Agreement to dissolve Hercules International Management, Limited Liability Company, between the Registrant and Midland Walwyn Capital Corporation, dated November 16, 1995.
10.12 Piper Capital Management Incorporated 1995 Phantom Stock Option Plan.**

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

10.19 First Amendment to Credit Agreement, between Piper Jaffray Inc. and Northern Trust Company, dated December 23, 1994.

10.20 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and Norwest Bank Minnesota, National Association, dated November 7, 1995.

10.21 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and First Bank National Association, dated November 7, 1995.

10.22 Second Amendment to Credit Agreement, between Piper Jaffray Inc. and Northern Trust Company, dated November 9, 1995.

10.23 Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, dated September 26, 1996.**

10.24 Loan Agreement between Piper Jaffray Companies Inc. and First Bank National Association, dated August 27, 1996.

10.25 Fourth Amendment to Credit Agreement and First Amendment to Pledge and Collateral Administration Agreement, dated May 9, 1997, between Piper Jaffray Inc. and Norwest Bank Minnesota, N.A.

10.26 Fourth Amendment to Credit Agreement and First Amendment to Pledge and Collateral Administration Agreement, dated May 9, 1997, between Piper Jaffray Inc. and Northern Trust Company.

10.27 Fourth Amendment to Credit Agreement and Collateral Agreement, dated May 9, 1997, between Piper Jaffray Inc. and First Bank National Association.
10.28 First Amendment to Credit Agreement and Collateral Agreement, dated May 9, 1997, between Piper Jaffray Companies and First Bank National Association.

11    Statement Re: Computation of Per Share Earnings

13    1997 Annual Report to Shareholders

21    Subsidiaries of the Registrant

23    Independent Auditors' Consent

27    Financial Data Schedule


* Premier Acceptance Corporation has filed Registration Statements pursuant to which $900,000,000 in aggregate principal amount of mortgage-backed bonds were registered under the Securities Act. The bonds are issued in series, pursuant to series supplements and supplemental indentures referenced in Item 14(a)(3) of Premier Acceptance Corporation's Form 10-K for the fiscal year ended September 30, 1997. Norwest Bank Minnesota, National Association was appointed successor Trustee under the Indentures in 1991.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

                                        SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Piper Jaffray Companies Inc.
                                    (Registrant)
Dated: December 29, 1997
                            By:

                            /s/Addison Piper
                            Addison L. Piper
                            Chairman and Chief Executive Officer, and Director


                            /s/Deborah K. Roesler
                            Deborah K. Roesler
                            Managing Director and Chief Financial Officer


                            /s/Sandra G. Sponem
                            Sandra G. Sponem
                            Managing Director and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature                    Title           Signature                     Title

/s/Ralph W. Burnet        Director           /s/Christopher E. Clouser  Director
Ralph W. Burnet                              Christopher E. Clouser


/s/Susan E. Engel         Director           /s/Kathy Halbreich         Director
Susan E. Engel                               Kathy Halbreich


                          Director           /s/David Stanley           Director
Robert S. Slifka                             David Stanley


Dated:  December 29, 1997                    /s/Andrew S. Duff          Director
                                             Andrew Duff

                               INDEPENDENT AUDITORS' REPORT








Board of Directors
Piper Jaffray Companies Inc.
Minneapolis, Minnesota


We have audited the consolidated financial statements of Piper Jaffray Companies Inc. and subsidiaries as of September 30, 1997 and 1996, and for each of the three years in the period ended September 30, 1997, and have issued our report thereon dated November 5, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Piper Jaffray Companies Inc. and subsidiaries, listed in
Item 14(a)2. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/Deloitte & Touche LLP

Minneapolis, Minnesota
November 5, 1997

                                                                    Schedule III
                          PIPER JAFFRAY COMPANIES INC.
                               Parent Company Only

                             (Dollars in thousands)

                       Condensed Statements of Operations

                                                Year Ended September 30,
                                        ----------------------------------------
                                            1997          1996          1995
                                        ------------  ------------  ------------
Revenue

     Interest income                     $      264    $       36    $      839
     Land and facilities rental                 263         1,452           896
                                        ------------  ------------  ------------
                                                527         1,488         1,735

Expense
     Compensation                            20,340        15,240        11,176
     Interest expense                         3,438         3,030            35
     Loss on investments                        283           432         1,103
     Occupancy                               10,502         9,784         7,648
     Communications                           1,921         1,351           652
     Travel and promotional                   1,600         1,364         1,178
     Professional fees                        4,314         4,454         1,804
     PJIGX settlement, net                        -             -        56,090
     Other operating expense
        including settlements                59,901        54,055        20,026
                                        ------------  ------------  ------------
                                            102,299        89,710        99,712

     Holding Company Management Fee         (43,199)      (34,254)      (26,777)
                                        ------------  ------------  ------------

Loss before income taxes and equity in
     earnings of subsidiaries               (58,573)      (53,968)      (71,200)

Income tax benefit                          (21,672)      (21,047)      (27,468)
                                        ------------  ------------  ------------

Loss before equity in earnings of
  subsidiaries                              (36,901)      (32,921)      (43,732)

Equity in earnings of subsidiaries           37,855        40,217        29,614
                                        ------------  ------------  ------------
Net income (loss)                        $      954    $    7,296    $  (14,118)
                                        ============  ============  ============

Certain reclassifications have been made to prior year financial statements to reflect current year presentation.

                                                                    Schedule III
                          PIPER JAFFRAY COMPANIES INC.
                               Parent Company Only

                             (Dollars in thousands)

                   Condensed Statements of Financial Condition

                                                             September 30,
                                                      --------------------------
                                                          1997          1996
                                                      ------------  ------------
ASSETS
     Cash                                              $        2    $        2
     Investments in subsidiaries                          261,995       228,988
     Equipment and leasehold improvements                   9,533         9,975
     Firm investments, at estimated market value            1,808         2,323
     Advances to subsidiaries                                   -         4,379
     Deferred income tax assets                            31,472        21,274
     Other assets                                           2,745        14,603
                                                      ------------  ------------
                                                          307,555       281,544
                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Short-term borrowings                                      -        30,000
     Employee compensation                                 27,228        26,238
     Advances from subsidiaries                            33,687             -
     Other liabilities and payables                        75,077        58,481
                                                      ------------  ------------
                                                          135,992       114,719
                                                      ------------  ------------
     Shareholders' equity:
          Common stock                                     18,754        18,198
          Additional paid-in capital                       28,237        19,432
          Retained earnings                               124,586       129,201
          Treasury stock, at cost                             (14)           (6)
                                                      ------------  ------------
                                                          171,563       166,825
                                                      ------------  ------------
                                                       $  307,555    $  281,544
                                                      ============  ============


Certain reclassifications have been made to prior year financial statements to reflect current year presentation.

                                                                    Schedule III
                               PIPER JAFFRAY COMPANIES INC.
                                   Parent Company Only

                                  (Dollars in thousands)

                            Condensed Statements of Cash Flows

                                               Year Ended September 30,
                                        ----------------------------------------
                                           1997          1996          1995
                                        ------------  ------------  ------------
Operating activities:
Net loss before earnings in subsidiaries  $ (36,901)    $ (32,921)    $ (43,732)
Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
        Depreciation and amortization         3,092         3,434         2,101
        Deferred income taxes               (10,197)       11,644       (32,918)
        Decrease (increase) in:
           Advances to (from) subsidiaries   38,066        20,945       (17,817)
           Firm investments                     515           696        10,078
        Increase (decrease) in:
           Employee compensation                990         7,417         1,198
           Dividends received from
             subsidiaries                     5,569         5,401         5,177
           Other                             28,454       (44,027)       85,453
                                        ------------  ------------  ------------
        Net cash provided by
          (used in) operating activities     29,587       (27,411)        9,540

Investing activities:
     Other changes in investments in
       subsidiaries                            (721)            -         2,323
     Net additions to equipment and
       leaseholds                            (2,651)       (6,393)       (3,902)
                                        ------------  ------------  ------------
        Net cash used in
          investing activities               (3,371)       (6,393)       (1,579)
                                        ------------  ------------  ------------

Financing activities:
     Short-term borrowings                  (30,000)       30,000       (10,000)
     Net common stock issued                 15,138        12,840         7,576
     Dividends paid                          (5,569)       (5,401)       (5,177)
     Acquisition of treasury stock           (5,785)       (3,635)         (360)
                                        ------------  ------------  ------------
        Net cash (used in) provided by
          financing activities              (26,216)        33,804       (7,961)
                                        ------------  ------------  ------------
Increase in cash                                  -             -             -
Cash at beginning of year                         2             2             2
                                        ------------  ------------  ------------
Cash at end of year                       $       2     $       2     $       2
                                        ============  ============  ============

Certain reclassifications have been made to prior year financial statements to reflect current year presentation.

Exhibit   Description of Exhibit                                                Form of Filing
2.1       Agreement  and plan of merger dated as of December 14, 1997 by and among Piper Jaffray  Companies Inc., U.S.  Bancorp and Cub Acquisition
          Corporation (incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission dated December 19, 1997).

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

3.4       Order  Consenting to the  Withdrawal of a  Registration  Statement for
          Mortgage-Backed Bonds for Piper Mortgage Acceptance Corporation, a wholly owned subsidiary of the Registrant, filed May 2, 1997 with the Securities and Exchange Commission and Certificate of Dissolution issued June 27, 1997 from the State of Delaware.

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

10.3 1983 Book Value Stock Purchase Plan of the Registrant (incorporated by reference to Exhibit 10.3 of the Registrant's S-8 Registration
          Statement dated January 30, 1987, Commission File No. 33-11657).**

10.4      Deferred   Compensation  Plan  of  the  Registrant   (incorporated  by
          reference to Exhibit 10.4 of the Registrant's Form 10-K for the fiscal year ended  September 27, 1991, as amended by Form 8 dated January 30,
          1992, Commission File No. 1-7421).**

10.6      Piper Capital  Management  Incorporated  1988 Phantom Share  Incentive
          Bonus  Plan   (incorporated  by  reference  to  Exhibit  10.6  of  the
          Registrant's  Form 10-K for the fiscal year ended  September 27, 1991, as amended by Form 8 dated  February  25,  1992,  Commission  File No.
          1-7421).**

10.7      Piper  Jaffray  Inc.   Participating   Bonus   Agreement  for  Premier
          Acceptance  Corporation  Transactions  (incorporated  by  reference to
          Exhibit 10.7 of the  Registrant's  Form 10-K for the fiscal year ended
          September  27,  1991,  as amended by Form 8 dated  February  25, 1992,
          Commission File No. 1-7421).**

10.8 1993 Omnibus Stock Plan of the Registrant (incorporated by reference to Appendix A to the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders held on January 28, 1993, Commission
          File No. 1-7421).**

10.9      Piper  Jaffray  Companies  Stock  Investment  Plan   (incorporated  by
          reference to Exhibit 4.03 of the  Registrant's  Form S-8 dated June 4,
          1994, Commission File No. 033-53979).**

10.10     Piper Jaffray  Companies  Inc. 1995 Executive  Performance  Bonus Plan
          (incorporated   by  reference  to  Appendix  A  to  the   Registrant's
          definitive Proxy Statement for the Annual Meeting of Shareholders held on January 25, 1995, Commission File No. 1-7421).**

10.11     Agreement  to  dissolve  Hercules  International  Management,  Limited
          Liability  Company,  between the Registrant and Midland Walwyn Capital
          Corporation, dated November 16, 1995.

10.12     Piper  Capital  Management  Incorporated  1995  Phantom  Stock  Option
          Plan.**

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

10.19 First Amendment to Credit Agreement, between Northern Trust Company, dated December 23, 1994.

10.20     Second Amendment to Credit  Agreement,  between Piper Jaffray Inc. and
          Norwest Bank Minnesota, National Association, dated November 7, 1995.

10.21     Second Amendment to Credit  Agreement,  between Piper Jaffray Inc. and
          First Bank National Association, dated November 7, 1995.

10.22     Second Amendment to Credit  Agreement,  between Piper Jaffray Inc. and
          Northern Trust Company, dated November 9, 1995.

10.23 Piper Jaffray Inc. Second Century Growth Deferred Compensation Plan, dated September 26, 1996.**

10.24     Loan  Agreement  between Piper Jaffray  Companies  Inc. and First Bank
          National Association, dated August 27, 1996.

10.25 Fourth Amendment to Credit Agreement and First Amendment to Pledge and Collateral Administration Agreement, dated May 9, 1997, between
          Piper Jaffray Inc. and Norwest Bank Minnesota, N.A.

10.26 Fourth Amendment to Credit Agreement and First Amendment to Pledge and Collateral Administration Agreement, dated May 9, 1997, between
          Piper Jaffray Inc. and Northern Trust Company.

10.27     Fourth Amendment to Credit Agreement and Collateral  Agreement,  dated
          May 9, 1997,  between  Piper  Jaffray  Inc.  and First  Bank  National
          Association.

10.28     First Amendment to Credit  Agreement and Collateral  Agreement,  dated
          May 9, 1997,  between Piper Jaffray  Companies and First Bank National
          Association.

11        Statement Re: Computation of Per Share Earnings                       electronic
                                                                                transmission

13        1997 Annual Report to Shareholders                                    electronic
                                                                                transmission

21        Subsidiaries of the Registrant                                        electronic
                                                                                transmission

23        Independent Auditors' Consent                                         electronic
                                                                                transmission

27        Financial Data Schedule                                               electronic
                                                                                transmission

* Premier Acceptance Corporation has filed Registration Statements pursuant to which $900,000,000 in aggregate principal amount of mortgage-backed bonds were registered under the Securities Act. The bonds are issued in series pursuant to series supplements and supplemental indentures referenced in Item 14(a)(3) of Premier Acceptance Corporation's Form 10-K for the fiscal year ended September 30, 1997. Norwest Bank Minnesota, National Association was appointed successor Trustee under the Indentures in 1991.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.