Form 10-Q
period 1997-12-31
PIPER JAFFRAY COMPANIES INC
filed 1998-02-13
CIK 78778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended   December 31, 1997        Commission file number   1-7421



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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No



As of December 31, 1997, 19,129,164 shares of the Registrant's common stock were issued and outstanding.

                         PIPER JAFFRAY COMPANIES INC.


                              TABLE OF CONTENTS

                                                                     Page
                                                                   Number

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements:

                 Consolidated Statements of Financial Condition         3

                 Consolidated Statements of Operations                  4

                 Consolidated Statements of Cash Flows                  5

                 Notes to Consolidated Financial Statements             6

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations       8


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings                                     10

         Item 4. Submission of Matters to a Vote of Security Holders   10

         Item 6. Exhibits and Reports on Form 8-K                      10

         Signatures                                                    11

         Index of Exhibits                                             12

         Exhibits                                                      13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                          PIPER JAFFRAY COMPANIES INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                      (In Thousands, Except Share Amounts)

                                                     December 31,  September 30,
                                                         1997           1997
                                                    -------------  -------------
ASSETS                                               (unaudited)
Cash ($0 and $1,361, respectively, which was
  required to be segregated under federal and
  other regulations)                                  $   33,803     $   30,862
Receivable from other brokers and dealers                 68,112         68,802
Receivable from customers                                669,627        640,686
Trading securities owned, at market                      195,075        156,779
Securities purchased under agreements to resell           40,202         34,113
Investments pursuant to mortgage-backed bonds             37,765         39,871
Office  equipment  and leasehold  improvements,
  at cost less accumulated  depreciation of
  $42,624 and $44,574, respectively                       33,734         32,756
Deferred income tax asset                                 29,478         31,532
Other assets                                             103,322         96,468
                                                    -------------  -------------
                                                      $1,211,118     $1,131,869
                                                    =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short-term borrowings                                 $  264,625     $  210,805
Checks and drafts payable                                 74,370         57,081
Payable to other brokers and dealers                     274,224        262,081
Payable to customers                                     116,455        127,513
Securities sold under agreements to repurchase            24,244         14,810
Trading securities sold, but not yet purchased,
  at market                                               53,637         49,370
Mortgage-backed bonds payable                             38,544         40,709
Employee compensation and related taxes                   72,235         96,302
Federal and state income taxes                             4,084              -
Other accounts payable and accrued expenses               99,998        101,635
                                                    -------------  -------------
                                                       1,022,416        960,306

Shareholders' Equity
  Preferred   stock,  $1  par  value;   authorized,
    300,000 shares; none issued and outstanding                -              -
  Common   stock,   $1   par   value;   authorized,
    40,000,000 shares; 19,130,040 and 18,754,153
    issued, respectively                                  19,130         18,754
Additional paid-in capital                                36,242         28,237
Retained earnings                                        133,356        124,586
Less treasury  stock,  at cost; 876 and 555 shares,
  respectively                                               (26)           (14)
                                                    -------------  -------------
                                                         188,702        171,563
                                                    -------------  -------------
                                                      $1,211,118     $1,131,869
                                                    =============  =============

          See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                              December 31,
                                                       ------------------------
                                                            1997        1996
                                                       ------------------------
REVENUE:
  Commissions                                             $ 61,599    $ 46,415
  Profits on principal transactions                         37,184      43,742
  Investment banking                                        29,981      20,937
  Interest income                                           14,785      12,290
  Asset management fees                                     10,046       8,905
  Other                                                     10,110       6,540
                                                       ------------------------
      Total revenue                                        163,705     138,829
  Interest expense                                           7,593       6,155
                                                       ------------------------
      Net revenue                                          156,112     132,674

NON-INTEREST EXPENSE:
  Employee compensation                                    103,077      86,036
  Floor brokerage and clearance                              3,128       2,260
  Occupancy and equipment                                   10,473       9,417
  Communications                                             6,032       5,546
  Travel and promotional                                     4,946       4,251
  Other operating expense                                   11,729      22,181
                                                       ------------------------
      Total expense                                        139,385     129,691
                                                       ------------------------
Income before income taxes                                  16,727       2,983
Income taxes                                                 6,523       1,163
                                                       ------------------------
Net income                                                $ 10,204    $  1,820
                                                       ========================


Earnings per share, assuming dilution                     $    .51    $    .10

Basic earnings per share                                  $    .54    $    .10


           See accompanying notes to consolidated financial statements

                          PIPER JAFFRAY COMPANIES INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)
                                                     Three months ended
                                                        December 31,
                                                -------------------------------
                                                    1997             1996
                                                --------------   --------------
Operating activities:
Net income                                        $    10,204       $    1,820
Adjustments to reconcile net income to net
  cash used in operating activities:
  Depreciation and amortization                         2,865            2,556
  Deferred income taxes                                 2,054             (331)
  (Increase) decrease in:
    Net receivable from customer                      (39,999)         (46,125)
    Net trading securities                            (34,029)         (13,599)
    Securities purchased under agreements
      to resell                                        (6,089)         (27,441)
    Other                                              (8,488)           9,968
  Increase (decrease) in:
    Net payable to other brokers and dealers           12,833           37,969
    Checks and drafts payable                          17,289              160
    Employee compensation                             (24,067)         (24,692)
    Federal and state income taxes payable              4,084            4,615
                                                --------------   --------------
       Net cash used in operating activities          (63,343)         (55,100)

Financing activities:
Net change in:
  Short-term borrowings                                53,820           35,521
  Securities sold under repurchase agreements           9,434           21,137
  Mortgage-backed bonds payable                        (2,165)            (478)
  Investments and funds pursuant to                     2,106              141
mortgage-backed bonds
Net common stock issued                                 9,806            9,102
Treasury shares repurchased                            (1,437)          (1,349)
Dividends paid                                         (1,434)          (1,365)
                                                --------------   --------------
  Net cash provided by financing activities            70,130           62,709


Net cash used for purchase of office
  equipment and leasehold improvements                 (3,846)          (2,641)
                                                --------------   --------------

Net increase in cash                                    2,941            4,968
Cash at beginning of period                            30,862           23,406
                                                ==============   ==============
Cash at end of period                              $   33,803       $   28,374
                                                ==============   ==============

Supplemental  disclosure of cash flow  information:
  Cash paid (refunded) during the three months ended for:
    Interest                                       $    7,290       $    5,442
    Income taxes                                   $   (2,509)      $   16,833

          See accompanying notes to consolidated financial statements.

                          PIPER JAFFRAY COMPANIES INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements of Piper Jaffray Companies Inc. and its subsidiaries (the "Company") have been prepared in conformity with generally accepted accounting principles and should be read in conjunction with the Company's Annual Report for the year ended September 30, 1997. The results of operations for the three months ended December 31, 1997, are not necessarily indicative of the results to be expected for the year ending September 30, 1998.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The consolidated statement of financial condition as of December 31, 1997 and the other consolidated financial information for the periods ended December 31, 1997 and 1996, is unaudited, but management of the Company believes that all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results of operations for the periods have been included.

In February 1997, SFAS No. 128, Earnings Per Share, was issued and is effective for financial statements for both interim and reporting periods ending after December 15, 1997. This statement changes the method for calculating and disclosing earnings per share. Prior year financials have been restated to reflect the new requirements.

In January 1998, the Company adopted certain provisions of SFAS No.125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which are applicable to its business. SFAS No. 125 introduces a financial components approach which focuses on the recognition of financial assets and liabilities which an entity controls and the derecognition of financial assets and liabilities for which control has been transferred. The adoption of this statement is not expected to have a material effect on the Company's financial condition or results of operations.


2. EARNINGS PER SHARE

In December 1997, the Company adopted SFAS No. 128, Earnings Per Share. This statement changed the method for calculating and disclosing earnings per share. Prior year financials have been restated to reflect the new requirements. The following table reflects the calculation of basic and diluted earnings per share.

                                                           1997         1996
                                                       ------------------------
Net income available to common shareholders             $ 10,204      $  1,820
                                                       ========================


Weighted average number of common shares outstanding      18,985        18,279
Dilutive impact of options                                   992           404
                                                       ------------------------
Weighted average shares and potentially dilutive
  shares outstanding                                      19,977        18,683
                                                       ========================

Earnings per share, assuming dilution                   $    .51      $    .10

Basic earnings per share                                $    .54      $    .10


3. NET CAPITAL REQUIREMENTS

At December 31, 1997, Piper Jaffray Inc. (Piper Jaffray), the Company's broker-dealer subsidiary, had net capital under applicable regulations of $121.2 million or 18% of aggregate debit balances and $107.8 million in excess of the minimum required net capital.


4. AGREEMENT AND PLAN OF MERGER

On December 15, 1997, the Company announced an agreement of merger with U.S. Bancorp. The merger, which is subject to shareholder and regulatory approval, is expected to close in the second calendar quarter of 1998.

5. SHAREHOLDERS' EQUITY

During the three months ended December 31, 1997, 51,900 shares of the Company's common stock were repurchased by the Company, leaving a total of 368,400 shares available for repurchase pursuant to the Board of Directors' authorizations to repurchase common stock to satisfy employee benefit plan obligations. As of December 31, 1997, 876 shares of common stock were held in the treasury.

On November 4, 1997, the Board of Directors authorized the contribution of $13.4 million to the Piper Jaffray Companies ESOP for fiscal year 1997. The contribution was made 50 percent in cash and 50 percent in the Company's newly issued common stock, thus adding $6.7 million in additional shareholders' equity during the first quarter of fiscal 1998.

On January 14, 1998, the Board of Directors of the Company declared a quarterly dividend of 7.5 cents per share of common stock, payable March 10, 1998, to shareholders of record on February 24, 1998.


( in thousands, except share and per share amounts)

                                     Common Stock       Additional                        Total
                                ----------------------  Paid-In     Retained   Treasury   Shareholders'
                                  Shares      Amount    Capital     Earnings   Stock      Equity
                                -----------------------------------------------------------------------

Balances at Sept. 30, 1996       18,197,258  $ 18,198   $ 19,432    $129,201   $     (6)  $166,825
  Net income                                                             954                   954
  Net stock issued pursuant
   to employee benefit plans        888,540       556      8,805                  5,776     15,137
  Cash dividend-$.30 per share                                        (5,569)               (5,569)
  Treasury stock acquired          (332,200)                                     (5,784)    (5,784)
                                -----------------------------------------------------------------------
Balances at Sept. 30, 1997       18,753,598    18,754     28,237     124,586        (14)   171,563
  Net income                                                          10,204                10,204
  Net stock issued pursuant
   to employee benefit plans        427,466       376      8,005                  1,425      9,806
  Cash dividends-$.075 per share                                      (1,434)               (1,434)
  Treasury stock acquired           (51,900)                                     (1,437)    (1,437)
                                -----------------------------------------------------------------------
Balances at Dec. 31, 1997        19,129,164  $ 19,130   $ 36,242    $133,356   $    (26)  $188,702
                                =======================================================================



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with Management's Financial Discussion contained in the Company's Annual Report for the year ended September 30, 1997.

On December 15, 1997, the Company announced an agreement of merger with U.S. Bancorp. The merger, which is subject to shareholder and regulatory approval, is expected to close in the second calendar quarter of 1998.

OPERATIONS

The Company recorded total revenue of $163.7 million for the quarter ended December 31, 1997, an increase of 18% over the same period in the prior year. Net income increased to $10.2 million or $.51 per share, on a diluted basis, for the quarter ended December 31, 1997 versus $1.8 million or $.10 per share a year earlier.

Investment banking revenue increased 43% over the prior year quarter primarily due to increased mergers and acquisition activity across all five targeted industry groups. Asset management revenue increased 13% for the three months ended December 31, 1997 compared to the same period in fiscal 1997 due to an increase in Piper Capital's assets under management primarily caused by the purchase of certain assets from Washington Square Advisers. Fee-based revenue increased 94% to $4.8 million compared to $2.5 million in fiscal 1997 due to continued growth in the managed account business. Net interest income was up 17% to $1.1 million for the three months ended December 31, 1997 due to growth in customer margin receivables.

Non-interest expense increased 7% or $9.7 million compared to the first quarter of fiscal 1997, when other operating expenses included certain litigation-related costs. Due to the accrual the Company took in the fourth quarter of fiscal 1997, first quarter of fiscal 1998 does not include charges for litigation or regulatory inquiries related to funds or assets managed by Piper Capital Management Incorporated (Piper Capital), the Company's asset management subsidiary.

Employee compensation, including broker compensation and employee incentives, increased by $17.0 million, or 20% compared to the same three months of fiscal 1997, in line with increases in revenue. Occupancy and equipment and communications expenses increased $1.1 million (11%) and $0.5 million (9%), respectively, over the prior year due primarily to significant investment in technology infrastructure of the branches and headquarters. Travel and promotional expenses increased $0.7 million or 16% resulting primarily from an increase in accrued expenses for investor conferences.

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

The Company has structured certain legal settlements related to various funds or assets managed by Piper Capital. Payments for these agreements, which are due over one to five years, are expected to be financed through cash flow from operations and available credit facilities. Certain settlements have change-in-control provisions which require prepayments.

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

The Company's current headquarters lease expires in the year 2000 and the Company intends to enter into a 14-year commitment on a new headquarters location in fiscal 1998.

Like most corporations, the Company is heavily reliant on technology to deliver services. As the millennium approaches, the Company is working toward becoming year 2000 ready. We have developed specific plans to address this issue and are in the process of implementing them. In this process, the Company expects to replace some systems and upgrade others. The incremental costs of this project are not presently expected to be material to the Company's consolidated financial statements. However, the Company may be adversely impacted if similar efforts of other organizations are unsuccessful.


PART II.  OTHER INFORMATION


Item 1. Legal Proceedings

The Company is involved in various lawsuits or arbitrations or threatened lawsuits or arbitrations and regulatory inquiries incidental to its securities business. Management of the Company, after consultation with counsel, believes the resolution of these matters will have no material adverse effect on the consolidated financial statements.


Item 4.     Submission of Matters to a Vote of Security Holders

Due to the pending merger of the Company with U.S. Bancorp, the Company's annual meeting of shareholders was not held. The Company will be holding a special meeting of shareholders to approve the merger in the second calendar quarter of 1998.


Item 6.     Exhibits and Reports on Form 8-K

       11 - Statement Regarding Computation of Per Share Earnings.

       27 - Financial Data Schedule - EDGAR version only (filed electronically)

          27.1 Financial Data Schedule for December 31, 1997

          27.2 Restated Financial Data Schedule for December 31, 1996, March 31, 1997, June 30, 1997, and September 30, 1997

          27.3 Restated Financial Data Schedule for December 31, 1995, March 31, 1996, June 30, 1996, and September 30, 1996

          27.4 Restated Financial Data Schedule for September 30, 1995

   (b) Reports on Form 8-K

On December 19, 1997, the Company filed a report on Form 8-K announcing the Agreement and Plan of Merger dated as of December 14, 1997 by and among Piper Jaffray Companies Inc., U.S. Bancorp and Cub Acquisition Corporation.

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PIPER JAFFRAY COMPANIES INC.
                                 (Registrant)





Dated: February 13, 1998         /s/Deborah K. Roesler
                                 DEBORAH K. ROESLER
                                 Chief Financial Officer and Managing Director


Dated: February 13, 1998        /s/Addison Piper
                                ADDISON L. PIPER
                                Chairman and Chief Executive Officer,
                                President and Director

                          PIPER JAFFRAY COMPANIES INC.

               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q


Exhibit   Description of Exhibit                                  Form of Filing

11        Statement Regarding Computation of Per Share Earnings       Electronic
                                                                    transmission

27        Financial Data Schedule (EDGAR version only)                Electronic
                                                                    transmission
          27.1 Financial Data Schedule for December 31, 1997

          27.2 Restated Financial Data Schedule for December 31, 1996, March 31, 1997, June 30, 1997, and September 30, 1997

          27.3 Restated Financial Data Schedule for December 31, 1995, March 31, 1996, June 30, 1996, and September 30, 1996

          27.4 Restated Financial Data Schedule for September 30, 1995